Form 10-Q
period 2009-09-30
United States 12 Month Natural Gas Fund, LP
filed 2009-12-23
CIK 1405513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34535

United States 12 Month Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices) (Zip code)

(510) 522-9600
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

UNITED STATES 12 MONTH NATURAL GAS FUND, LP
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP
Condensed Statements of Financial Condition
At September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Cash	$1,000	$1,000

Partners’ Capital
General Partner	$20	$20
Limited Partner	980	980
Total Partners' Capital	$1,000	$1,000

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2009 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“US12NG”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007.  US12NG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). US12NG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of October 30, 2009 (the “LP Agreement”). The investment objective of US12NG is to have the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12NG’s expenses. US12NG will accomplish its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing  (collectively, “Other Natural Gas-Related Investments”). As of September 30, 2009, US12NG did not hold any Futures Contracts since it had not yet commenced operations.

US12NG commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of US12NG. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”), which listed its limited partnership units on the NYSE Arca on September 24, 2009 under the ticker symbol “DNO”. The General Partner has also filed a registration statement to register units of the United States Brent Oil Fund, LP.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

US12NG issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received. In addition, Authorized Purchasers pay US12NG a $1,000 fee for each order to create one or more Creation Baskets or redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of US12NG but rather at market prices quoted on such exchange.

In November 2009, US12NG initially registered 30,000,000 units on Form S-1 with the SEC. On November 18, 2009, US12NG listed its units on the NYSE Arca under the ticker symbol “UNL”. On that day, US12NG established its initial net asset value by setting the price at $50.00 per unit and issued 100,000 units in exchange for $5,000,000.  US12NG also commenced investment operations on November 18, 2009 by purchasing Futures Contracts traded on the NYMEX based on natural gas.

At September 30, 2009, US12NG had not generated any revenues since it had not yet commenced operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options will be recorded on the trade date. All such transactions will be recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts will be reflected in the condensed statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods will be reflected in the condensed statement of operations. US12NG will earn interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, US12NG will earn interest on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts will be accrued on a full-turn basis.

Income Taxes

US12NG is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

Additions and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

US12NG receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers will be reflected in US12NG’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption will be reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of US12NG in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Net Asset Value

US12NG’s net asset value will be calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. US12NG will use the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at September 30, 2009.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units will be borne by US12NG. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires US12NG’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of US12NG in accordance with the objectives and policies of US12NG. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to US12NG. For these services, US12NG is contractually obligated to pay the General Partner a fee, which is paid monthly, equal to 0.75% per annum on average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

US12NG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2009, US12NG incurred no registration fees or other offering expenses.

Directors’ Fees

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. US12NG shares these fees with USOF, USNG, US12OF, UGA, USHO and USSO based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2009 are estimated to be a total of $477,000 for all funds.

Licensing Fees

As discussed in Note 4, US12NG entered into a licensing agreement with the NYMEX on December 4, 2007. Pursuant to the agreement, US12NG and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the nine months ended September 30, 2009, US12NG did not incur any fees under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which are borne by the General Partner, are paid by US12NG.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, US12NG pays all brokerage fees, taxes and other expenses in connection with the operation of US12NG, excluding costs and expenses paid by the General Partner as outlined in Note 4. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2009. The General Partner has no obligation to continue such payment into subsequent periods.

NOTE 4 - CONTRACTS AND AGREEMENTS

US12NG is party to a marketing agent agreement, dated as of October 30, 2009, with the Marketing Agent and the General Partner, whereby the Marketing Agent provides certain marketing services for US12NG as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on US12NG’s assets up to $3 billion; and 0.04% on US12NG’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

US12NG is also party to a custodian agreement, dated as of November 3, 2009, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of US12NG. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, US12NG is party to an administrative agency agreement, dated as of November 3, 2009, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for US12NG. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to US12NG and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s and USSO’s combined net assets, (b) 0.0465% for US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s and USSO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s and USSO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

US12NG has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to US12NG in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through UBS Securities for US12NG’s account. The agreement provides that UBS Securities charge US12NG commissions of approximately $7 to $8 per round-turn trade, plus applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

US12NG expects to invest primarily in Futures Contracts, a significant portion of which will be on United States exchanges including the NYMEX. On December 4, 2007, US12NG and the NYMEX entered into a licensing agreement whereby US12NG was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. The agreement has an effective date of December 4, 2007. Under the licensing agreement, US12NG and the affiliated funds managed by the General Partner pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

US12NG expressly disclaims any association with the NYMEX or endorsement of US12NG by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

US12NG intends to engage in the trading of futures contracts, options on futures contracts and cleared swap contracts (collectively, “derivatives”). US12NG will be exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

US12NG may enter into futures contracts, options on futures contracts and cleared swap contracts to gain exposure to changes in the value of an underlying commodity. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

The purchase and sale of futures contracts, options on futures contracts and cleared swap contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

Futures contracts and cleared swap contracts involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure US12NG has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

Initially, all of the futures contracts traded by US12NG are expected to be exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, US12NG must rely solely on the credit of its respective individual counterparties. However, in the future, if US12NG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. US12NG will also incur credit risk since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded. In addition, US12NG bears the risk of financial failure by the clearing broker.

US12NG’s cash and other property, such as U.S. Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of US12NG’s assets posted with that futures commission merchant; however, the vast majority of US12NG’s assets are expected to be held in Treasuries, cash and/or cash equivalents with US12NG’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of US12NG’s custodian could result in a substantial loss of US12NG’s assets.

US12NG intends to invest a portion of its cash in money market funds that seek to maintain a stable net asset value. US12NG will be exposed to any risk of loss associated with an investment in these money market funds.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, US12NG will be exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, US12NG pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

US12NG’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, US12NG has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments that will be held by US12NG are reported in its condensed statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, US12NG adopted Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of US12NG (observable inputs) and (2) US12NG’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III – Unobservable pricing input at the measurement date for the asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

NOTE 7 – RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board released Accounting Standards Codification 815 – Derivatives and Hedging, (“ASC 815”).  ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. US12NG adopted ASC 815 on January 1, 2009.

NOTE 8 – SUBSEQUENT EVENTS

US12NG has performed an evaluation of subsequent events through December 23, 2009, which is the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States 12 Month Natural Gas Fund, LP (“US12NG”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause US12NG’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe US12NG’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and US12NG cannot assure investors that the projections included in these forward-looking statements will come to pass. US12NG’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

US12NG has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and US12NG assumes no obligation to update any such forward-looking statements. Although US12NG undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that US12NG may make directly to them or through reports that US12NG in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

US12NG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of US12NG is to have the changes in percentage terms of its units’ net asset value (“NAV”) reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contract”), less US12NG’s expenses.

US12NG will seek to achieve its investment objective by investing in a combination of natural gas futures contracts and other natural gas-related investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the Benchmark Futures Contracts, also measured in percentage terms. US12NG’s general partner believes the Benchmark Futures Contracts historically have exhibited a close correlation with the spot price of natural gas. It is not the intent of US12NG to be operated in a fashion such that its NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas futures contracts.  US12NG may invest in interests other than the Benchmark Futures Contracts to comply with accountability levels and position limits.

On any valuation day, the Benchmark Futures Contracts are the near month futures contract for natural gas traded on the NYMEX and the contracts for the following 11 months for a total of 12 consecutive months’ contracts unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Futures Contracts are the next month contract for natural gas traded on the NYMEX and the contracts for the following 11 consecutive months. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

US12NG may also invest in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q.

The regulation of Natural Gas Interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated in the section “What are the Risk Factors Involved with an Investment in US12NG?” of US12NG’s registration statement as filed with the SEC, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect US12NG.

Currently, a number of proposals to alter the regulation of Natural Gas Interests are being considered by federal regulators and legislators. These proposals include the imposition of hard position limits on energy-based commodity futures contracts, the extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions.  An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts.  If any of the aforementioned proposals is implemented, US12NG’s ability to meet its investment objective may be negatively impacted.

The general partner of US12NG, United States Commodity Funds LLC (formerly, Victoria Bay Asset Management, LLC) (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the U.S. Commodity Futures Trading Commission (the “CFTC”), is authorized by the Amended and Restated Agreement of Limited Partnership of US12NG (the “LP Agreement”) to manage US12NG. The General Partner is authorized by US12NG in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of US12NG units is calculated once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. US12NG’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other US12NG investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.

Results of Operations and the Natural Gas Market

Results of Operations. During the nine months ended September 30, 2009, US12NG had not yet commenced investment activities nor issued units.  In addition, US12NG did not purchase or own any Futures Contracts or Other Natural Gas-Related Investments during the nine months ended September 30, 2009, nor were there any receipts or disbursements of cash from US12NG during this reporting period. Also, US12NG did not receive any revenue or capital gains (losses), or incur any expenses during this reporting period.

Expenses incurred during the nine months ended September 30, 2009 in connection with organizing US12NG and the initial offering costs of the units were borne by the General Partner, and are not subject to reimbursement by US12NG.

Portfolio Expenses. US12NG’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner.  The management fee that US12NG pays to the General Partner is calculated as a percentage of the total net assets of US12NG.  US12NG pays the General Partner a management fee of 0.75% of its average net assets. The fee is accrued daily.

In addition to the management fee, US12NG pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. US12NG shares these fees with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”) and the United States Short Oil Fund, LP (“USSO”) based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2009 are estimated to be a total of $477,000 for all funds.

US12NG will also incur commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

Interest Income.  US12NG will seek to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12NG will retain an amount that is approximately equal to its total net assets, which US12NG will invest in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis.

Tracking US12NG’s Benchmark

US12NG seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average of the daily prices of the Benchmark Futures Contracts, also on a percentage basis. Specifically, US12NG seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-day time period was 0.5% per day, US12NG management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). US12NG’s portfolio management goals do not include trying to make the nominal price of US12NG’s NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

An alternative tracking measurement of the return performance of US12NG versus the return of its Benchmark Futures Contracts can be calculated by comparing the actual return of US12NG, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that US12NG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact US12NG’s ability to accurately track its Benchmark Futures Contracts.

First, US12NG may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12NG executes the trade. In that case, US12NG may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily NAV of US12NG to either be too high or too low relative to the changes in the Benchmark Futures Contracts. Management will attempt to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12NG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12NG’s attempt to track the Benchmark Futures Contracts over time.

Second, US12NG will earn interest on its cash, cash equivalents and Treasury holdings. US12NG is not required to distribute any portion of its income to its unitholders. Interest payments, and any other income, will be retained within the portfolio and added to US12NG’s NAV. When this income exceeds the level of US12NG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), US12NG will realize a net yield that will tend to cause daily changes in the NAV of US12NG to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts.

Third, US12NG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the NAV of US12NG that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts.

Term Structure of Natural Gas Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month natural gas futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract. For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

As an example, assume that the price of natural gas for immediate delivery (the “spot” price), was $7 per 10,000 million British thermal units (“MMBtu”), and the value of a position in the near month futures contract was also $7. Over time, the price of 10,000 MMBtu of natural gas will fluctuate based on a number of market factors, including demand for natural gas relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their position in a near month contract and not take delivery of the natural gas, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

If the futures market is in backwardation, e.g., when the expected price of natural gas in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing natural gas prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on Treasuries, cash and/or cash equivalents), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $7 investment would tend to rise faster than the spot price of natural gas, or fall slower. As a result, it would be possible in this hypothetical example for the price of spot natural gas to have risen to $9 after some period of time, while the value of the investment in the futures contract would have risen to $10, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of natural gas could have fallen to $5 while the value of an investment in the futures contract could have fallen to only $6. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing natural gas prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on cash), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract. In this example, it would mean that the value of the $7 investment would tend to rise slower than the spot price of natural gas, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of natural gas to have risen to $9 after some period of time, while the value of the investment in the futures contract will have risen to only $8, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of natural gas could have fallen to $6 while the value of an investment in the futures contract could have fallen to $7. Over time, if contango remained constant, the difference would continue to increase.

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years (1999-2008) for natural gas. When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango). In addition, investors can observe that natural gas prices, both near month and next month, often display a seasonal pattern in which the price of natural gas tends to rise in the early winter months and decline in the summer months. This mirrors the physical demand for natural gas, which typically peaks in the winter.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Another way to view backwardation and contango data over time is to subtract the dollar price of the next month natural gas Futures Contract from the dollar price of the near month natural gas Futures Contract. If the resulting number is a positive number, then the near month price is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month price from the price of the near month contract for the 10 year period between 1999 and 2008. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas described above. That is, in many, but not all, cases the price of the next month is higher than the near month as the winter months approach, as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the price of a next month contract whose delivery falls during the winter season.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months’ worth of contracts. Generally speaking, when the natural gas futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the natural gas futures market was in contango, the portfolio containing 12 months’ worth of contracts would tend to outperform the near month only portfolio. The chart below shows the annual results of owning a portfolio consisting of the near month contract and a portfolio containing the near 12 months’ worth of contracts for natural gas. In addition, the chart shows the annual change in the spot price of natural gas. In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month contract. The portfolio holding an equal number of the near 12 months’ worth of contracts would sell the near month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

Total Returns of Owning and Rolling the Near Month Natural Gas Futures Contract (“NG1”),
the Near 12 Month Natural Gas Futures Contracts (“NG12”),
and the Annual Change in the Spot Price of Natural Gas*
(10 years ending 12/31/08)

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

As seen in the chart above, there have been periods of both positive and negative annual total returns for both hypothetical portfolios over the last 10 years. In addition, there have been periods during which the near month only approach had higher returns, and periods where the 12 month approach had higher total returns. The above chart does not represent the performance history of US12NG or any affiliated funds.

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year.

The General Partner believes that holding futures contracts whose expiration dates are spread out over a 12 month period of time will cause the total return of such a portfolio to vary compared to a portfolio that holds only a single month’s contract (such as the near month contract). In particular, the General Partner believes that the total return of a portfolio holding contracts with a range of expiration months will be impacted differently by the price relationship between different contract months of the same commodity future compared to the total return of a portfolio consisting of the near month contract. The General Partner believes that based on historical evidence a portfolio that held futures contracts with a range of expiration dates spread out over a 12 month period of time would typically be impacted less by the positive effect of backwardation, and less by the negative effect of contango, compared to a portfolio that held contracts of a single near month. As a result, absent the impact of any other factors, a portfolio of 12 different monthly contracts would tend to have a lower total return than a near month only portfolio in a backwardation market and a higher total return in a contango market. However there can be no assurance that such historical relationships would provide the same or similar results in the future.

Periods of contango or backwardation do not materially impact US12NG’s investment objective of having the percentage changes in its per unit NAV track the percentage changes in the average of the prices of the Benchmark Futures Contracts. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods and, because of the seasonal nature of natural gas demand, both may occur within a single year’s time.

Natural Gas Market. During the nine months ended September 30, 2009, natural gas prices in the United States were impacted by several factors. At the beginning of the first quarter of 2009, the amount of natural gas in storage was at higher than average levels versus the previous five years. During the entire first half of 2009, the seasonally adjusted inventory levels of stored natural gas remained well above five-year averages. In addition, a combination of slowing U.S. economic growth and increased natural gas production all contributed to a very significant decline in natural gas prices during the first half of 2009, with prices reaching a low of $2.508 on September 3, 2009 and ending the third quarter of 2009 with a price of $4.481.

Natural Gas Price Movements in Comparison to other Energy Commodities and Investment Categories. The General Partner believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class. Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time. The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicating that they move in completely opposite directions, known as “negative correlation.” A correlation of 0 would mean that the movements of the two are neither positively or negatively correlated, known as “non-correlation.” That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten year time period between 1998 and 2008, the chart below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in natural gas had a positive correlation to movements in heating oil. Finally, natural gas had a positive, but very weak, correlation with crude oil and unleaded gasoline.

10 Year Correlation Matrix 1998-2008	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Crude Oil	Heating Oil	Natural Gas

Large Cap U.S. Equities (S&P 500)	1.000	-0.223	0.936	0.266	0.063	0.003	0.045

U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	-0.214	-0.134	-0.027	0.037	0.054

Global Equities (FTSE World Index)			1.000	0.384	0.155	0.084	0.072

Unleaded Gasoline				1.000	0.747	0.663	0.254

Crude Oil					1.000	0.738	0.292

Heating Oil						1.000	0.394

Natural Gas							1.000

source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended September 30, 2009, natural gas had a slightly weaker positive correlation with crude oil, heating oil and unleaded gasoline than it had displayed over the ten year period ended December 31, 2008. The correlation between natural gas and U.S. government bonds, which had been essentially non-correlated over the ten year period ended December 31, 2008, appeared to remain non-correlated over this shorter time period. Correlations compared to global equities and U.S. large-cap equities appeared to be weakly correlated over this shorter time period. This may have been as a result of the drop in both industrial production in the U.S., as well as natural gas demand as a result of the slowing economy.

Correlation Matrix – 12 months ended September 30, 2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas

Large Cap U.S. Equities (S&P 500)	1.000	0.088	0.988	0.706	0.694	0.522	0.205

U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	0.102	-0.313	-0.303	-0.423	0.082

Global Equities (FTSE World Index)			1.000	0.705	0.697	0.552	0.205

Crude Oil				1.000	0.810	0.768	0.193

Heating Oil					1.000	0.865	0.252

Unleaded Gasoline						1.000	-0.089

Natural Gas							1.000

source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between natural gas and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results. The results pictured above would have been different if a different range of dates had been selected. The General Partner believes that natural gas has historically not demonstrated a strong correlation with equities or bonds over long periods of time. However, the General Partner also believes that in the future it is possible that natural gas could have long term correlation results that indicate prices of natural gas more closely track the movements of equities or bonds. In addition, the General Partner believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of natural gas to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long term historical results suggest.

The correlations between natural gas, crude oil, heating oil and gasoline are relevant because the General Partner endeavors to invest US12NG’s assets in Futures Contracts and Other Natural Gas-Related Investments so that daily changes in percentage terms in US12NG’s NAV correlate as closely as possible with daily changes in percentage terms in the average of the prices of the Benchmark Futures Contracts. If certain other fuel-based commodity futures contracts do not closely correlate with the natural gas Futures Contracts, then their use could lead to greater tracking error. As noted, the General Partner also believes that the changes in percentage terms in the average of the prices of the Benchmark Futures Contracts will closely correlate with changes in percentage terms in the spot price of natural gas.

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. US12NG’s application of these policies involves judgments and actual results may differ from the estimates used.

The General Partner has evaluated the nature and types of estimates that it makes in preparing US12NG’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by US12NG for its forward contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, US12NG estimates interest income on a daily basis using prevailing interest rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

US12NG has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. US12NG has met, and it is anticipated that US12NG will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. US12NG’s liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

US12NG will generate cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. US12NG will allocate substantially all of its net assets to trading in Natural Gas Interests. US12NG will invest in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of the NAV will be held in cash and cash equivalents that will be used as margin and as collateral for US12NG’s trading in Natural Gas Interests. The balance of the net assets will be held in US12NG’s account at its custodian bank. Interest earned on US12NG’s interest-bearing funds will be paid to US12NG.

US12NG’s investment in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12NG from promptly liquidating its positions in Futures Contracts.

Prior to the initial offering of US12NG, all payments with respect to US12NG’s expenses were paid by the General Partner.  US12NG does not have an obligation or intention to refund such payments by the General Partner.  The General Partner is under no obligation to pay US12NG’s current or future expenses. US12NG will be responsible for expenses incurred subsequent to the initial offering of units relating to (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) taxes and other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner will be responsible for expenses relating to the fees of US12NG’s marketing agent, administrator and custodian and registration expenses relating to the initial offering of units. If the General Partner and US12NG are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, US12NG will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Futures Contracts and Other Natural Gas-Related Investments, such as forwards, will involve US12NG entering into contractual commitments to purchase or sell natural gas at a specified date in the future. The aggregate market value of the contracts will significantly exceed US12NG’s future cash requirements since US12NG intends to close out its open positions prior to settlement. As a result, US12NG should only be subject to the risk of loss arising from the change in value of the contracts. US12NG considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with US12NG’s commitments to purchase natural gas will be limited to the market value of the contacts held. However, should US12NG enter into a contractual commitment to sell natural gas, it would be required to make delivery of the natural gas at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of natural gas, the market risk to US12NG could be unlimited.

US12NG’s exposure to market risk will depend on a number of factors including the markets for natural gas, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Natural Gas-Related Investments markets and the relationships among the contracts held by US12NG. The limited experience that US12NG has had in utilizing its model to trade in Natural Gas Interests in a manner intended to track the changes in the spot price of natural gas, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When US12NG enters into Futures Contracts and Other Natural Gas-Related Investments, it will be exposed to the credit risk that its counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members that should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to US12NG.

The General Partner will attempt to manage the credit risk of US12NG by following various trading limitations and policies. In particular, US12NG intends to post margin and/or hold liquid assets that will be approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. The General Partner will implement procedures that will include, but will not be limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of US12NG to limit its credit exposure.

UBS Securities LLC, US12NG’s commodity broker, or any other broker that may be retained by US12NG in the future, when acting as US12NG’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to US12NG, all assets of US12NG relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle US12NG’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account US12NG’s assets related to foreign Futures Contracts trading.

In the future, US12NG may purchase over-the-counter contracts. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

Off Balance Sheet Financing

As of September 30, 2009, US12NG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12NG. While US12NG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12NG’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, US12NG requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets.” US12NG intends to satisfy this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

US12NG’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated monthly as a fixed percentage of US12NG’s NAV, currently 0.75% of US12NG’s NAV on its average daily net assets.

The General Partner agreed to pay the start-up costs associated with the formation of US12NG, primarily its legal, accounting and other costs in connection with the General Partner’s registration and listing of US12NG and its units with the SEC, FINRA and the NYSE Arca, respectively. However, following US12NG’s initial offering of units, offering costs incurred in connection with registering and listing additional units of US12NG will be directly borne on an ongoing basis by US12NG, and not by the General Partner.

The General Partner pays the fees of US12NG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of US12NG’s condensed financial statements and its SEC and CFTC reports. The General Partner and US12NG have also entered into a licensing agreement with the NYMEX pursuant to which US12NG and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. US12NG will also pay the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by US12NG to the extent that such expenses exceeded 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2009. The General Partner has no obligation to continue such payment into subsequent periods.

In addition to the General Partner’s management fee, US12NG will pay its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of US12NG’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. US12NG will also pay a portion of the fees and expenses of the independent directors of the General Partner. See Note 3 to the Notes to Condensed Financial Statements (Unaudited).

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as US12NG’s NAVs and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of US12NG’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

In the future, US12NG may purchase over-the-counter contracts. Unlike most of the exchange-traded Futures Contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some natural gas-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other natural gas-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of natural gas- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of natural gas, forward natural gas prices or natural gas futures prices. For example, US12NG may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of natural gas, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts in which US12NG may invest.

To protect itself from the credit risk that arises in connection with such contracts, US12NG may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. US12NG also may require that the counterparty be highly rated and/or provide collateral or other credit support to address US12NG’s exposure to the counterparty. In addition, it is also possible for US12NG and its counterparty to agree to clear their agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, US12NG would no longer have credit risk of its original counterparty, as the clearinghouse would now be US12NG’s counterparty. US12NG would still retain any price risk associated with its transaction.

The creditworthiness of each potential counterparty will be assessed by the General Partner. The General Partner will assess or review, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s board of directors (the “Board”). Furthermore, the General Partner on behalf of US12NG will only enter into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, and (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

US12NG anticipates that the use of Other Natural Gas-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of US12NG. However, there can be no assurance of this. Over-the-counter contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact US12NG’s ability to successfully track the changes in the average of the prices of the Benchmark Futures Contracts.

US12NG may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contracts. US12NG would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of US12NG to changes in the price relationship between futures contracts which will expire sooner and those that will expire later. US12NG would use such a spread if the General Partner felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of US12NG, or if the General Partner felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in natural gas prices. US12NG would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. US12NG would make use of such a straddle approach if, in the opinion of the General Partner, the resulting combination would more closely track the investment goals of US12NG or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in natural gas prices.

During the nine months ended September 30, 2009, US12NG had not yet commenced operations and, therefore, did not employ any hedging methods such as those described above. Therefore, during the nine months ended September 30, 2009, US12NG was not exposed to counterparty risk.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

US12NG maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in US12NG’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of US12NG if US12NG had any officers, have evaluated the effectiveness of US12NG’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of US12NG have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no changes in US12NG’s internal control over financial reporting during US12NG’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, US12NG’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in US12NG's Registration Statement which was declared effective by the SEC on November 12, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month US12NG publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on US12NG’s website at www.unitedstates12monthnaturalgasfund.com.

Item 6. Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Customer Agreement for Futures Contracts.

*           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States 12 Month Natural Gas Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: December 23, 2009

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: December 23, 2009