Form 10-K/A
period 2009-12-31
United States 12 Month Natural Gas Fund, LP
filed 2010-05-24
CIK 1405513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:
None.

UNITED STATES 12 MONTH NATURAL GAS FUND, LP

Table of Contents

Part II.
Item 8. Financial Statements and Supplementary Data.	1

Part IV.
Item 15. Exhibits and Financial Statement Schedules.	22

Signatures	23

Explanatory Note

The United States 12 Month Natural Gas Fund, LP (“US12NG”) is filing this Amendment No. 1 to its annual report on Form 10-K (“Form 10-K/A”) for the fiscal year ended December 31, 2009 that was filed with the U.S. Securities and Exchange Commission on March 30, 2010 (the “Form 10-K”).  This Form 10-K/A replaces pages 105 to 123 of Part II, Item 8 of the Form 10-K filed on March 30, 2010.  The purpose of the Form 10-K/A is to restate the audited Consolidated Financial Statements of United States Commodity Funds LLC, the general partner of US12NG (the “General Partner”), included in the Form 10-K to accurately reflect the accounting for startup expenses (offering costs) for the funds managed by the General Partner (the “Funds”) after the General Partner’s management concluded that there was an error relating to the accounting for startup expenses. The General Partner formerly treated the deferred offering costs as a capitalized asset and, once a Fund’s registration statement became effective, the General Partner charged the deferred offering costs to equity.  However, the General Partner’s management concluded that these startup expenses should instead be charged to operations as incurred and should be reflected in the applicable period.  As a result of the error in accounting for the Funds’ startup expenses, the General Partner’s audited Consolidated Financial Statements have been restated to charge the startup expenses to current operations; accordingly, the consolidated statements of financial condition, consolidated statements of operations, consolidated statements of changes in equity and consolidated statements of cash flows have been restated to reflect this change.  The cumulative effect from the error on equity as of December 31, 2007 is $(187,056).  The significant effects of the restatement on the General Partner’s consolidated statements of financial condition as of December 31, 2009 and 2008 and its consolidated statements of operations and consolidated statements of cash flows for the years then ended are included in Note 10 to the General Partner’s audited Consolidated Financial Statements.

There were no changes to US12NG’s audited financial statements included in the Form 10-K; therefore, US12NG’s financial statements have not been included in the Form 10-K/A.

Except as set forth above, no other changes have been made to the Form 10-K, and the Form 10-K/A does not amend, update or change any other items or disclosure found in the Form 10-K.  Further, the Form 10-K/A does not reflect events that occurred after the filing of the Form 10-K.

Part II

Item 8.         Financial Statements and Supplementary Data.

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

As discussed in Note 10, the accompanying consolidated financial statements have been restated.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 30, 2010, except as to the fourth paragraph above and Note 10, which are as of May 19, 2010

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008
	As Restated (Note 10)
ASSETS

Cash and cash equivalents	$1,789,182	$125,815
Management fees receivable	2,973,237	893,111
Investments (Notes 2 and 4)	43,304	34,579
Other assets	4,171	1,960

Total assets	$4,809,894	$1,055,465

LIABILITIES AND EQUITY (DEFICIT)

LIABILITIES:
Accounts payable	$505,858	$624,688
Income tax payable	181,031	285,400
Expense waiver payable (Note 3)	811,004	311,038

Total liabilities	1,497,893	1,221,126

COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)

EQUITY (DEFICIT):
Member's equity (defict) (Notes 3 and 7)	3,310,041	(167,621)
Noncontrolling interests (Note 3)	1,960	1,960

Total equity (deficit)	3,312,001	(165,661)

Total liabilities and equity (deficit)	$4,809,894	$1,055,465

The accompanying notes are an integral part of these statements.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2009	2008
	As Restated (Note 10)
REVENUE:
Management fees	$27,224,589	$8,631,883

EXPENSES:
Salaries, wages, payroll taxes and benefits	3,705,288	1,389,888
Distribution fees	2,896,155	1,026,625
Fund startup expenses	1,032,975	719,494
Administration fees	1,866,968	665,696
General and administrative	968,114	460,794
Professional fees	767,669	1,159,643
Custodial fees	306,575	118,453
Fees and licenses expense	138,074	27,683
Expense waiver expense (Note 3)	822,231	311,038
Transfer agent fees	110,126	208,274
Advertising and promotion	78,224	79,202

Total expenses	12,692,399	6,166,790

OTHER INCOME:
Other income	53,444	-
Dividend income	3,934	14

Total other income	57,378	14

NET INCOME BEFORE INCOME TAXES	14,589,568	2,465,107

PROVISION FOR INCOME TAXES:
Income tax expense (Note 5)	6,229,595	1,260,622

NET INCOME	8,359,973	1,204,485

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on investments (Note 7)	8,725	(88,820)

COMPREHENSIVE INCOME	$8,368,698	$1,115,665

The accompanying notes are an integral part of these statements.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Member's
	Equity	Noncontrolling
	(Deficit)	Interests
		(Note 3)

BALANCES, December 31, 2007	$(311,393)	$2,940

Adjustment to opening member's equity (Note 10)	(187,056)	-

BALANCES, December 31, 2007, as restated	(498,449)	2,940

Purchase of interest in United States Short Oil Fund, LP	-	980

Redemption of interest in United States Heating Oil Fund, LP	-	(980)

Redemption of interest in United States Gasoline Fund, LP	-	(980)

Other comprehensive loss (Note 7)	(88,820)	-

Distributions	(784,837)	-

Net income	1,204,485	-

BALANCES, December 31, 2008, as restated	(167,621)	1,960

Other comprehensive income (Note 7)	8,725	-

Redemption of interest in United States Short Oil Fund, LP	-	(980)

Redemption of interest in United States 12 Month Natural Gas Fund, LP	-	(980)

Purchase of interest in United States Short Natural Gas Fund, LP	-	980

Purchase of interest in United States Brent Oil Fund, LP	-	980

Distributions	(4,891,036)	-

Net income	8,359,973	-

BALANCES, December 31, 2009, as restated	$3,310,041	$1,960

The accompanying notes are an integral part of these statements.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
	As Restated (Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,359,973	$1,204,485
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in management fees receivable	(2,080,126)	(392,983)
(Increase) decrease in other assets	(2,211)	980
Decrease in due to parent	-	(109,539)
(Decrease) increase in income taxes payable	(104,369)	254,498
Increase in expense waiver payable	499,966	311,038
Decrease in accounts payable	(118,830)	(410,757)

Net cash provided by operating activities	6,554,403	857,722

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(4,891,036)	(784,837)
Increase (decrease):
Noncontrolling interest in United States Heating Oil Fund, LP	-	(980)
Noncontrolling interest in United States Gasoline Fund, LP	-	(980)
Noncontrolling interest in United States Brent Oil Fund, LP	980	-
Noncontrolling interest in United States 12 Month Natural Gas Fund, LP	(980)	-
Noncontrolling interest in United States Short Natural Gas Fund, LP	980	-
Noncontrolling interest in United States Short Oil Fund, LP	(980)	980

Net cash used in financing activities	(4,891,036)	(785,817)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,663,367	71,905

CASH AND CASH EQUIVALENTS, beginning of year	125,815	53,910

CASH AND CASH EQUIVALENTS, end of year	$1,789,182	$125,815

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$4,485,400	$1,119,761

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

US12OF began trading on December 6, 2007 by purchasing futures contracts for light, sweet crude oil that are traded on the Exchange.  The investment objective of US12OF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on crude oil traded on the Exchange, consisting of the near month contract to expire and the contracts for the following eleven months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following eleven consecutive months, less US12OF’s expenses. When calculating the daily movement of the average price of the 12 contracts each contract month will be equally weighted.  US12OF seeks to accomplish its objective through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the Exchange and or other U.S. and foreign exchanges and other oil interests such as cash-settled options on futures contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, other petroleum-based fuels, futures contracts and indices based on the foregoing.

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

As of December 31, 2009, USBO, USCI and USSNG had not formally begun operations.  USBO and the Trust, on behalf of USCI, filed registration statements on Form S-1 with the Securities and Exchange Commission (the “SEC”) and the Company is in the process of filing amendments to Form S-1 for USBO and USCI.

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

Investments

The Company’s investments in common stock are classified as available-for-sale-securities and are considered to be held for an indefinite period.  Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities.  Available-for-sale-securities are recorded at fair value on the statement of financial condition, with the change in fair value excluded from earnings and recorded as a component of other comprehensive income (loss) included in member’s equity.  Unrealized holding gain (loss) on such securities, which were added to (subtracted from) member’s equity were $8,725 and $(88,820) for the years ended December 31, 2009 and 2008 (see Note 7).

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

Fund startup expenses

The Company expenses all startup expenses associated with the registration of the Funds.  Fund startup expenses include offering costs relating to the initial registration of units and include, but are not limited to, legal fees pertaining to the initial registration of the Funds’ units, SEC and FINRA registration fees, initial fees paid to be listed on an exchange and other similar costs.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

Effective January 1, 2008, the Company adopted FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes (“FASB ASC Topic 740-10”), which establishes that a tax position taken or expected to be taken in a tax return is to be recognized in the consolidated financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FASB ASC Topic 740-10 is effective for private companies for fiscal years beginning after December 15, 2008. The Company’s adoption of FASB ASC Topic 740-10 did not have a material effect on its consolidated financial position, results of operations or liquidity.

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

The Funds, USBO and USSNG were each capitalized with $1,000, of which the Company contributed $20 and Wainwright contributed $980.  The Trust was capitalized with $1,000, which was contributed solely by the Company, which is included in cash and cash equivalents in the accompanying statement of financial condition.

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

The Company has filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation.  The Company files a consolidated federal income tax return with Wainwright and provides for income taxes as if the Company filed separately.  The Company, however, does not file on a consolidated basis for state income tax purposes.  In connection with filing a consolidated federal income tax return, the Company has recorded federal income tax expense (benefit) and has recorded a corresponding due from parent and due to parent for its federal tax liability (benefit).

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 and 2008, as restated, are as follows:

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -               INCOME TAXES (concluded)

	December 31,
	2009	2008

Deferred tax liabilities	$-	$-

Deferred tax assets:
Funds' startup expenses (offering costs)	$518,000	$363,000
Unrealized losses on investments	220,000	224,000
Valuation allowance for deferred tax asset	(738,000)	(587,000)

	$-	$-

The valuation allowance increased by $151,000 for the year ended December 31, 2009 and increased by $148,000 for the year ended December 31, 2008.

The portion of the deferred tax asset shown relating to the Company’s unrealized losses on investments reported above relates to the unrealized losses on investments and is accounted for as other comprehensive loss (see Note 7).

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

The Company has contracted an accounting firm to prepare each of the Funds, USBO, USSNG and the Trust’s yearly income tax filings with the Internal Revenue Service and various states. The cost associated with any registered new fund is expected to be comparable.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -	ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the years ended December 31, 2009 and 2008 are as follows:

Balance, December 31, 2007	$(433,189)

Unrealized holding losses on investments	(88,820)

Balance, December 31, 2008	(522,009)

Unrealized holding gains on investments	8,725

Balance, December 31, 2009	$(513,284)

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

In accordance with FASB ASC Topic 855-10-05, the Company has performed an evaluation of subsequent events through March 30, 2010 which is the date the financial statements were originally available to be issued and May 19, 2010, which is the date the financial statements were available to be re-issued.

NOTE 10 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management concluded that there was an error relating to the Company’s accounting for the Funds’ startup expenses (offering costs).  The Company’s initial accounting treatment was to treat the deferred offering costs as a capitalized asset and, once the Fund’s registration statement became effective, the Company charged the deferred offering costs to equity.  However, the Company’s management concluded that these startup expenses should instead be charged to operations as incurred and should be reflected as a period cost.  As a result of the error in accounting for the Funds’ startup expenses, the consolidated financial statements have been restated to charge the startup expenses to current operations; accordingly, the consolidated statements of financial condition, consolidated statements of operations, consolidated statements of changes in equity and consolidated statements of cash flows have been restated to reflect this change.

The cumulative effect from the error on equity as of December 31, 2007 is $(187,056).  The following is a summary of the significant effects of the restatement on the Company’s consolidated statements of financial condition as of December 31, 2009 and 2008 and its consolidated statements of operations and consolidated statements of cash flows for the years then ended.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2009			December 31, 2008
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Financial Condition Data:
Assets:
Cash	$1,789,182	$-	$1,789,182	$125,815	$-	$125,815
Receivables	2,973,237	-	2,973,237	893,111	-	893,111
Investments	43,304	-	43,304	34,579	-	34,579
Deferred offering costs	453,351	(453,351)	-	352,794	(352,794)	-
Other assets	4,171	-	4,171	1,960	-	1,960
	$5,263,245		$4,809,894	$1,408,259		$1,055,465

Liabilities:
Accounts payable and accrued expenses	$505,858	$-	$505,858	$624,688	$-	$624,688
Income taxes payable	181,031	-	181,031	285,400	-	285,400
Expense waiver payable	811,004	-	811,004	311,038	-	311,038
Total liabilities	1,497,893		1,497,893	1,221,126		1,221,126

Equity (Deficit):
Member's equity (deficit)	3,763,392	(453,351)	3,310,041	185,173	(352,794)	(167,621)
Noncontrolling interests	1,960	-	1,960	1,960	-	1,960
Total equity	3,765,352		3,312,001	187,133		(165,661)
	$5,263,245		$4,809,894	$1,408,259		$1,055,465

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (concluded)

	Year Ended December 31, 2009			Year Ended December 31, 2008
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Consolidated Statements of Operations and Other Comprehensive Income (Loss) Data:
Revenue	$27,224,589	$-	$27,224,589	$8,631,883	$-	$8,631,883
Operating expenses	(11,659,424)	(1,032,975)	(12,692,399)	(5,447,296)	(719,494)	(6,166,790)
Other income	57,378	-	57,378	14	-	14
Provision for income taxes	(6,229,595)	-	(6,229,595)	(1,260,622)	-	(1,260,622)
Net income	9,392,948		8,359,973	1,923,979		1,204,485
Other comprehensive income (loss)	8,725	-	8,725	(88,820)	-	(88,820)
Comprehensive income	$9,401,673		$8,368,698	$1,835,159		$1,115,665

Consolidated Statement of Cash Flows Data:
Cash flows from operating activities:
Net income	$9,392,948	$(1,032,975)	$8,359,973	$1,923,979	$(719,494)	$1,204,485
Changes in operating accounts	(2,838,545)	1,032,975	(1,805,570)	(1,066,257)	719,494	(346,763)
	6,554,403		6,554,403	857,722		857,722
Cash flows from financing activities:
Distributions	(4,891,036)	-	(4,891,036)	(784,837)	-	(784,837)
Noncontrolling interests	-	-	-	(980)	-	(980)
	(4,891,036)		(4,891,036)	(785,817)		(785,817)
Net increase in cash	1,663,367		1,663,367	71,905		71,905
Cash, beginning of year	125,815		125,815	53,910		53,910

Cash, end of year	$1,789,182		$1,789,182	$125,815		$125,815

Part IV

Item 15.       Exhibits and Financial Statement Schedules.

Listed below are the exhibits which are filed as part of this Form 10-K/A (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Filed herewith.

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

Date: May 24, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 24, 2010