Form 10-Q
period 2010-06-30
United States 12 Month Natural Gas Fund, LP
filed 2010-08-16
CIK 1405513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34535

United States 12 Month Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Table of Contents

Part I.    FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements.

Index to Condensed Financial Statements

United States 12 Month Natural Gas Fund, LP
Condensed Statements of Financial Condition
At June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$26,545,954	$32,056,391
Equity in UBS Securities LLC trading accounts:
Cash	6,268,525	3,940,416
Unrealized gain (loss) on open commodity futures contracts	(3,120,850)	1,662,670
Receivable from General Partner (Note 3)	169,020	136,678
Dividend receivable	1,127	729
Other assets	863	-

Total assets	$29,864,639	$37,796,884

Liabilities and Partners’ Capital
Professional fees payable	$188,500	$140,800
General Partner management fees payable (Note 3)	20,229	14,983
Brokerage commission fees payable	4,085	3,200
Other liabilities	1,980	753

Total liabilities	214,794	159,736

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	-
Limited Partners	29,649,845	37,637,148
Total Partners’ Capital	29,649,845	37,637,148

Total liabilities and partners’ capital	$29,864,639	$37,796,884

Limited Partners’ units outstanding	700,000	700,000
Net asset value per unit	$42.36	$53.77
Market value per unit	$42.19	$54.20

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2010

		Loss on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG contracts, expire August 2010	48	$(260,090)	(0.88)
NYMEX Natural Gas Futures NG contracts, expire September 2010	49	(251,520)	(0.85)
NYMEX Natural Gas Futures NG contracts, expire October 2010	49	(292,370)	(0.99)
NYMEX Natural Gas Futures NG contracts, expire November 2010	48	(333,000)	(1.12)
NYMEX Natural Gas Futures NG contracts, expire December 2010	49	(407,890)	(1.38)
NYMEX Natural Gas Futures NG contracts, expire January 2011	49	(442,930)	(1.49)
NYMEX Natural Gas Futures NG contracts, expire February 2011	49	(422,260)	(1.42)
NYMEX Natural Gas Futures NG contracts, expire March 2011	49	(303,820)	(1.02)
NYMEX Natural Gas Futures NG contracts , expire April 2011	49	(81,890)	(0.28)
NYMEX Natural Gas Futures NG contracts, expire May 2011	48	(58,230)	(0.20)
NYMEX Natural Gas Futures NG contracts, expire June 2011	49	(184,070)	(0.62)
NYMEX Natural Gas Futures NG contracts, expire July 2011	49	(82,780)	(0.28)
Total Open Futures Contracts	585	$(3,120,850)	(10.53)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$13,502,810	$13,502,810	45.54
Goldman Sachs Financial Square Funds - Government Fund - Class SL	2,500,861	2,500,861	8.44
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	6,000,856	6,000,856	20.24
Total Cash Equivalents		$22,004,527	74.22

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2010

	Three months	Six months
	ended June 30, 2010	ended June 30, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(2,761,400)	$(2,772,650)
Change in unrealized gain (loss) on open positions	4,573,760	(4,783,520)
Dividend income	3,342	4,872
Interest income	423	775
Other income	3,000	4,000

Total income (loss)	1,819,125	(7,546,523)

Expenses
Professional fees	36,900	188,500
General Partner management fees (Note 3)	62,548	114,795
Brokerage commission fees	4,193	6,213
Other expenses	7,290	9,867

Total expenses	110,931	319,375

Expense waiver (Note 3)	(30,482)	(169,020)

Net expenses	80,449	150,355

Net income (loss)	$1,738,676	$(7,696,878)
Net income (loss) per limited partnership unit	$1.82	$(11.41)
Net income (loss) per weighted average limited partnership unit	$2.05	$(9.87)
Weighted average limited partnership units outstanding	846,154	780,110

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the six months ended June 30, 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$-	$37,637,148	$37,637,148
Addition of 300,000 partnership units	-	12,642,174	12,642,174
Redemption of 300,000 partnership units		(12,932,599)	(12,932,599)
Net loss	-	(7,696,878)	(7,696,878)

Balances, at June 30, 2010	$-	$29,649,845	$29,649,845

Net Asset Value Per Unit
At December 31, 2009	$53.77
At June 30, 2010	$42.36

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2010

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash Flows from Operating Activities:
Net loss	$(7,696,878)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account – cash	(2,328,109)	-
Unrealized loss on futures contracts	4,783,520	-
Increase in receivable from General Partner	(32,342)	-
Increase in dividend receivable and other assets	(1,261)	-
Increase in professional fees payable	47,700	-
Increase in General Partner management fees payable	5,246
Increase in brokerage commission fees payable	885	-
Increase in other liabilities	1,227	-
Net cash used in operating activities	(5,220,012)	-

Cash Flows from Financing Activities:
Subscription of partnership units	12,642,174	-
Redemption of partnership units	(12,932,599)	-

Net cash used in financing activities	(290,425)	-

Net Decrease in Cash and Cash Equivalents	(5,510,437)	-

Cash and Cash Equivalents, beginning of period	32,056,391	1,000
Cash and Cash Equivalents, end of period	$26,545,954	$1,000

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP
Notes to Condensed Financial Statements
For the period ended June 30, 2010 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“US12NG”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007.  US12NG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). US12NG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of October 30, 2009 (the “LP Agreement”). The investment objective of US12NG is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, less US12NG’s expenses. US12NG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts for natural gas and indices based on the foregoing  (collectively, “Other Natural Gas-Related Investments”). As of June 30, 2010, US12NG held 585 Futures Contracts traded on the NYMEX.

US12NG commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31. United States Commodity Funds LLC (the “General Partner”) is responsible for the management of US12NG. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “BNO” on June 2, 2010, respectively.  The General Partner has also filed a registration statement to register units of the United States Commodity Index Fund (“USCI”), which was declared effective on July 30, 2010 and commenced trading on the NYSE Arca on August 10, 2010 under the ticker symbol “USCI”.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In November 2009, US12NG initially registered 30,000,000 units on Form S-1 with the SEC. On November 18, 2009, US12NG listed its units on the NYSE Arca under the ticker symbol “UNL”. On that day, US12NG established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,000,000.  US12NG also commenced investment operations on November 18, 2009 by purchasing Futures Contracts traded on the NYMEX based on natural gas.

As of June 30, 2010, US12NG had registered a total of 30,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and is the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. US12NG earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate less 32 basis points. In addition, US12NG earns interest on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

US12NG is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, US12NG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. US12NG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. US12NG is not subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in US12NG recording a tax liability that reduces net assets.  However, US12NG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. US12NG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2010.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at June 30, 2010.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by US12NG. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less.

Reclassification

Certain amounts in the accompanying condensed financial statements were reclassified to conform with the current presentation.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires US12NG’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of US12NG in accordance with the objectives and policies of US12NG. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to US12NG. For these services, US12NG is contractually obligated to pay the General Partner a fee, which is paid monthly, that is equal to 0.75% per annum of average daily net assets. Since inception through April 30, 2010, the General Partner was charging US12NG a management fee at a reduced rate of 0.60% per annum of average daily net assets. Effective May 1, 2010, the General Partner resumed charging its standard rate of 0.75% per annum of average daily net assets. The difference of 0.15% per annum of average daily net assets since inception through April 30, 2010 was waived by the General Partner and will not be recouped from US12NG.

Ongoing Registration Fees and Other Offering Expenses

US12NG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. During the six months ended June 30, 2010, US12NG did not incur registration fees or other offering expenses.

Directors’ Fees and Expenses

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds.  Effective as of April 1, 2010, US12NG is responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the affiliated funds.  US12NG shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with USOF, USNG, US12OF, UGA, USHO, USSO and USBO based on the relative assets of each fund, computed on a daily basis.

Licensing Fees

As discussed in Note 4, US12NG entered into a licensing agreement with the NYMEX on December 4, 2007.  Pursuant to the agreement, US12NG and the affiliated funds managed by the General Partner, other than USBO, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the six months ended June 30, 2010, US12NG incurred $4,158 under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which are borne by the General Partner, are paid by US12NG.  These costs are estimated to be $146,020 for the calendar year 2010.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, US12NG pays all brokerage fees, taxes and other expenses in connection with the operation of US12NG, excluding costs and expenses paid by the General Partner as outlined in Note 4. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through December 31, 2010, after which date such payments are no longer expected to be necessary.  The General Partner has no obligation to continue such payment into subsequent periods.  This waiver is in addition to the waiver of the management fee disclosed in Note 3 above.

NOTE 4 - CONTRACTS AND AGREEMENTS

US12NG is party to a marketing agent agreement, dated as of October 30, 2009, as amended from time to time, with the Marketing Agent and the General Partner, whereby the Marketing Agent provides certain marketing services for US12NG as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on US12NG’s assets up to $3 billion and 0.04% on US12NG’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

US12NG is also party to a custodian agreement, dated November 3, 2009, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of US12NG. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, US12NG is party to an administrative agency agreement, dated November 3, 2009, as amended from time to time, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for US12NG. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to US12NG and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s and USBO’s combined net assets, (b) 0.0465% for US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s and USBO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s and USBO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

US12NG has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to US12NG in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through UBS Securities for US12NG’s account. In accordance with the agreement, UBS Securities charges US12NG commissions of approximately $7 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

On December 4, 2007, US12NG and the NYMEX entered into a licensing agreement whereby US12NG was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks.  Under the licensing agreement, US12NG and the affiliated funds managed by the General Partner, other than USBO, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

US12NG expressly disclaims any association with the NYMEX or endorsement of US12NG by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

US12NG engages in the trading of futures contracts and options on futures contracts and may engage in cleared swaps (collectively, “derivatives”). US12NG is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

All of US12NG’s investment contracts through June 30, 2010 have been exchange-traded futures contracts. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter transactions, since, in over-the-counter transactions, US12NG must rely solely on the credit of its respective individual counterparties. As of June 30, 2010, US12NG has not entered into any cleared swaps or over-the-counter transactions.  Over-the-counter transactions subject US12NG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. US12NG also has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  However, as compared to its over-the-counter transactions, it may more easily realize value by reselling its futures contracts.  In addition, US12NG bears the risk of financial failure by the clearing broker.

US12NG’s cash and other property, such as U.S. Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of US12NG’s assets posted with that futures commission merchant; however, the vast majority of US12NG’s assets are held in U.S. Treasuries, cash and/or cash equivalents with US12NG’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of US12NG’s custodian could result in a substantial loss of US12NG’s assets.

The General Partner invests a portion of US12NG’s cash in money market funds that seek to maintain a stable net asset value.  US12NG is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2010 and December 31, 2009, US12NG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $32,814,479 and $35,966,807, respectively.  This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

US12NG values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of US12NG (observable inputs) and (2) US12NG’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs).  The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of US12NG’s securities at December 31, 2009 using the fair value hierarchy:

At December 31, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$26,000,053	$26,000,053	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	1,662,670	1,662,670	-	-

During the year ended December 31, 2009, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of US12NG’s securities at June 30, 2010 using the fair value hierarchy:

At June 30, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$22,004,527	$22,004,527	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	(3,120,850)	(3,120,850)	-	-

During the six months ended June 30, 2010, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, US12NG adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statement of Financial Condition Location	Fair Value At June 30, 2010	Fair Value At December 31, 2009

Futures -
Commodity Contracts	Assets	$(3,120,850)	$1,662,670

The Effect of Derivative Instruments on the Statement of Operations

		For the six months ended June 30, 2010

Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed futures contracts	$(2,772,650)

	Change in unrealized gain (loss) on open futures contracts		$ (4,783,520)

NOTE 7- FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

For the six months ended
June 30, 2010
(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$53.77
Total loss	(11.22)
Net expenses	(0.19)
Net decrease in net asset value	(11.41)
Net asset value, end of period	$42.36

Total Return	(21.22)%

Ratios to Average Net Assets
Total loss	(21.19)%
Management fees*	0.65%
Total expenses excluding management fees*	1.16%
Expense waived*	(0.96)%
Net expenses excluding management fees*	0.20%
Net loss	(21.61)%

*Annualized

Total returns are calculated based on the change in value during the period.  An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from US12NG.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 will have no impact on US12NG’s financial statement disclosures.

NOTE 9 – SUBSEQUENT EVENTS

US12NG has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

US12NG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of US12NG is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less US12NG’s expenses.  When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted.

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

US12NG seeks to achieve its investment objective by investing in a combination of natural gas Futures Contracts and Other Natural Gas-Related Investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the average of the prices of the Benchmark Futures Contracts, also measured in percentage terms. US12NG’s general partner believes changes in the average of the prices of the Benchmark Futures Contracts have historically exhibited a close correlation with the changes in the spot price of natural gas. It is not the intent of US12NG to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Natural-Gas Related Investments.

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

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated under the heading, “Risk Factors” in Item 1A of this quarterly report on Form 10-Q, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect US12NG.

On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law that includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The U.S. Commodity Futures Trading Commission (the “CFTC”), along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above.  The new law and the rules to be promulgated may negatively impact US12NG’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  In particular, new position limits imposed on US12NG or its counterparties may impact US12NG’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of US12NG’s investments and doing business, which could adversely affect US12NG’s investors.

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

Price Movements

Natural gas futures prices exhibited a general downtrend during the six months ended June 30, 2010. The average price of the Benchmark Futures Contracts started the year at $5.872.  It hit a peak on January 6, 2010 of $6.191 and then fell over the course of the period. The average low price of the period was on March 26, 2010, when the average price of the Benchmark Futures Contracts was $4.602. The average price of the Benchmark Futures Contracts on June 30, 2010 was $5.075, for a return of approximately -13.57% over the period.   Similarly, US12NG’s NAV initially rose during the period from a starting level of $53.77 per unit to a high on January 6, 2010 of $56.69 per unit. US12NG’s NAV reached its low for the period on May 24, 2010 at $40.04 per unit. The NAV on June 30, 2010 was $42.36, for a return of approximately -21.22% over the period. The Benchmark Futures Contract prices listed above began with the February 2010-January 2011 contracts and ended with the August 2010-July 2011 contracts. The return of approximately -13.57% on the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts.  An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that US12NG seeks to track, which are more fully described below in the section titled “Tracking US12NG’s Benchmark”.

From January 1 to February 18, 2010, the natural gas futures market remained in a state of backwardation, meaning that the price of the near month natural gas Futures Contract was typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration. From February 18, 2010 through the end of the second quarter of 2010, the natural gas futures market was in contango.   A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. As a result of contango or backwardation, as the case may be, the return of approximately -13.57% on the average Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns.”

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

Results of Operations and the Natural Gas Market

Results of Operations.  On November 18, 2009, US12NG listed its units on the NYSE Arca under the ticker symbol “UNL.” On that day, US12NG established its initial offering price at $50.00 per unit and issued 30,000,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $10,000,000 in cash.

Since its initial offering of 30,000,000 units, US12NG has not made any subsequent offerings of its units.  As of June 30, 2010, US12NG had issued 1,100,000 units, 700,000 of which were outstanding.  As of June 30, 2010, there were 28,900,000 units registered but not yet issued.

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

For the Six Months Ended June 30, 2010

A comparison of US12NG’s results of operations for the six months ended June 30, 2009 and 2010 has not been provided because US12NG did not conduct operations for the six months ended June 30, 2009.

As of June 30, 2010, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $3,120,850 and US12NG established cash deposits, including cash investments in money market funds, that were equal to $32,814,479.  US12NG held 80.90% of its cash assets in overnight deposits and money market funds at its custodian bank, while 19.10% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2010 was $42.36.

Portfolio Expenses. US12NG’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of the General Partner and expenses relating to tax accounting and reporting requirements.  The management fee that US12NG pays to the General Partner is calculated as a percentage of the total net assets of US12NG.  US12NG paid the General Partner a management fee of 0.65% of its average net assets.  The fee is accrued daily and paid monthly.

During the six months ended June 30, 2010, the daily average total net assets of US12NG were $35,619,620.  The management fee paid by US12NG during the period amounted to $114,795.  Management fees as a percentage of total net assets averaged 0.65% over the course of this six month period.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the six months ended June 30, 2010 was $204,580.  During the six months ended June 30, 2010, US12NG did not incur ongoing registration fees or other expenses relating to the registration and offering of additional units.  During the six months ended June 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by US12NG.  The total amount of the expense waiver totaled $169,020. For the six months ended June 30, 2010, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $319,375, and after allowance for the expense waiver, totaled $150,355.

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  US12NG shares these fees and expenses with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), and the United States Brent Oil Fund, LP (“USBO”) based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds.  By comparison, for the year ended December 31, 2009 these fees and expenses amounted to a total of $433,046 for all funds, and US12NG’s portion of such fees was $5,259.  Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.  Effective as of April 1, 2010, US12NG is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

US12NG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).  During the six months ended June 30, 2010, total commissions paid to brokers amounted to $6,213.  As an annualized percentage of total net assets, the figure for the six months ended June 30, 2010 represents approximately 0.04% of total net assets.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the six months ended June 30, 2010.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by US12NG.  These costs are estimated to be $146,020 for the calendar year 2010. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through December 31, 2010, after which date such payments are no longer expected to be necessary. The General Partner has no obligation to continue such payment into subsequent periods.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract.  As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank.  The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the six months ended June 30, 2010, US12NG earned $5,647 in dividend and interest income on such cash and/or cash equivalents.  Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. US12NG did not purchase Treasuries during the six months ended June 30, 2010 and held only cash and/or cash equivalents during this time period.

For the Three Months Ended June 30, 2010

A comparison of US12NG’s results of operations for the three months ended June 30, 2009 and 2010 has not been provided because US12NG did not conduct operations for the three months ended June 30, 2009.

Portfolio Expenses. During the three months ended June 30, 2010, the daily average total net assets of US12NG were $35,920,484.  The management fee paid by US12NG during the period amounted to $62,548.  Management fees as a percentage of total net assets averaged 0.70% over the course of this three month period.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended June 30, 2010 was $48,383.  During the three months ended June 30, 2010, US12NG did not incur ongoing registration fees or other expenses relating to the registration and offering of additional units.  During the three months ended June 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by US12NG.  The total amount of the expense waiver totaled $30,482.  For the three months ended June 30, 2010, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $110,931, and after allowance for the expense waiver, totaled $80,449.

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  US12NG shares these fees and expenses with USOF, USNG, US12OF, UGA, USHO, USSO and USBO, based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.  Effective as of April 1, 2010, US12NG is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

US12NG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries.  During the three months ended June 30, 2010, total commissions paid to brokers amounted to $4,193.  As an annualized percentage of total net assets, the figure for the three months ended June 30, 2010 represents approximately 0.05% of total net assets.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the three months ended June 30, 2010.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by US12NG.  These costs are estimated to be $146,020 for the calendar year 2010. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through December 31, 2010, after which date such payments are no longer expected to be necessary. The General Partner has no obligation to continue such payment into subsequent periods.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract.  As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank.  The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the three months ended June 30, 2010, US12NG earned $3,765 in dividend and interest income on such cash and/or cash equivalents.  Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. US12NG did not purchase Treasuries during the three months ended June 30, 2010 and held only cash and/or cash equivalents during this time period.

Tracking US12NG’s Benchmark

US12NG’s management seeks to manage US12NG’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average of the daily prices of the Benchmark Futures Contracts, also on a percentage basis. Specifically, US12NG’s management seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in US12NG’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contracts.  As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-day time period was 0.5% per day, US12NG management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results).  US12NG’s portfolio management goals do not include trying to make the nominal price of US12NG’s NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for natural gas.  Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts and Other Natural Gas-Related Investments.

For the 30 valuation days ended June 30, 2010, the simple average daily change in the average of the Benchmark Futures Contracts was -0.002%, while the simple average daily change in the NAV of US12NG over the same time period was -0.005%.  The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was -0.300%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of US12NG’s NAV versus the daily movement of the Benchmark Futures Contracts for the 30 day valuation period ended June 30, 2010.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of US12NG units to the public on November 18, 2009 to June 30, 2010, the simple average daily change in the Benchmark Futures Contracts was -0.080%, while the simple average daily change in the NAV of US12NG over the same time period was -0.083%.  The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was -0.095%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of US12NG versus the return of its Benchmark Futures Contracts can be calculated by comparing the actual return of US12NG, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that US12NG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contracts.

For the six months ended June 30, 2010, the actual total return of US12NG as measured by changes in its NAV was -21.22%.  This is based on an initial NAV of $53.77 on December 31, 2009 and an ending NAV as of June 30, 2010 of $42.36. During this time period, US12NG made no distributions to its unitholders.  However, if US12NG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12NG would have had an estimated NAV of $42.52 as of June 30, 2010, for a total return over the relevant time period of -20.92%.  The difference between the actual NAV total return of US12NG of -21.22% and the expected total return based on the Benchmark Futures Contracts of -20.92% was an error over the time period of -0.30%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the income that US12NG collects on its cash and cash equivalent holdings. During the six months ended June 30, 2010, US12NG received dividend and interest income of $5,647, which is equivalent to a weighted average income rate of 0.03% for such period.  In addition, during the six months ended June 30, 2010, US12NG also collected $4,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to US12NG’s actual return.  However, if the total assets of US12NG continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.  During the six months ended June 30, 2010, US12NG incurred total net expenses of $150,355. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(140,708), which is equivalent to an annualized weighted average net income rate of -0.80% for the six months ended June 30, 2010.

There are currently three factors that have impacted or are most likely to impact US12NG’s ability to accurately track its Benchmark Futures Contracts.

First, US12NG may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12NG executes the trade. In that case, US12NG may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily NAV of US12NG to either be too high or too low relative to the changes in the Benchmark Futures Contracts.  During the six months ended June 30, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12NG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12NG’s attempt to track the Benchmark Futures Contracts over time.

Second, US12NG earns dividends and interest income on its cash and cash equivalents. US12NG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2010. Interest payments, and any other income, were retained within the portfolio and added to US12NG’s NAV. When this income exceeds the level of US12NG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), US12NG will realize a net yield that will tend to cause daily changes in the NAV of US12NG to track slightly higher than daily changes in the Benchmark Futures Contracts. During the six months ended June 30, 2010, US12NG earned, on an annualized basis, approximately 0.03% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.65% for management fees and approximately 0.04% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.16% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.82% and affected US12NG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12NG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the NAV of US12NG that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts.  During the six months ended June 30, 2010, US12NG did not hold Other Natural Gas-Related Investments.  If US12NG increases in size, and due to its obligations to comply with regulatory limits, US12NG may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

If the futures market is in backwardation, e.g., when the expected price of natural gas in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing natural gas prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $7 investment would tend to rise faster than the spot price of natural gas, or fall slower. As a result, it would be possible in this hypothetical example for the spot price of natural gas to have risen to $9 after some period of time, while the value of the investment in the futures contract would have risen to $10, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of natural gas could have fallen to $5 while the value of an investment in the futures contract could have fallen to only $6. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing natural gas prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract. In this example, it would mean that the value of the $7 investment would tend to rise slower than the spot price of natural gas, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of natural gas to have risen to $9 after some period of time, while the value of the investment in the futures contract will have risen to only $8, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of natural gas could have fallen to $6 while the value of an investment in the futures contract could have fallen to $5. Over time, if contango remained constant, the difference would continue to increase.

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

Near Month Price (NG1) vs Average Price of the Near 12 Months (12 M Strip)
(10 years between 2000-2009)*
18.00
16.00
14.00
12.00
10.00
8.00
6.00
4.00
2.00
-
1/1/2000
4/1/2000
7/1/2000
10/1/2000
1/1/2001
4/1/2001
7/1/2001
10/1/2001
1/1/2002
4/1/2002
7/1/2002
10/1/2002
1/1/2003
4/1/2003
7/1/2003
10/1/2003
1/1/2004
4/1/2004
7/1/2004
10/1/2004
1/1/2005
4/1/2005
7/1/2005
10/1/2005
1/1/2006
4/1/2006
7/1/2006
10/1/2006
1/1/2007
4/1/2007
7/1/2007
10/1/2007
1/1/2008
4/1/2008
7/1/2008
10/1/2008
1/1/2009
4/1/2009
7/1/2009
10/1/2009
NG1
12M Strip Price

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months’ worth of contracts. Generally speaking, when the natural gas futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the natural gas futures market was in contango, the portfolio containing 12 months’ worth of contracts would tend to outperform the near month only portfolio. The chart below shows the annual results of owning a portfolio consisting of the near month contract and a portfolio containing the near 12 months’ worth of contracts.  In addition, the chart shows the annual change in the spot price of natural gas.  In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the near 12 months’ worth of contracts would sell the near month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of US12NG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in US12NG units during the six months ended June 30, 2010 relative to a hypothetical direct investment in natural gas. For example, an investment in US12NG units made on December 31, 2009 and held to June 30, 2010 decreased based upon the changes in the NAV for US12NG units on those days, by approximately -22.29%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately -17.16% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the six months ended June 30, 2010, natural gas prices in the United States were impacted by several factors.  During the second quarter of 2010, the amount of natural gas in storage rose to higher than average levels versus the previous five years. Colder temperatures during January and February 2010, followed by warmer temperatures during March 2010, contributed to the decline in prices. In addition, increased natural gas production also contributed to a decline in natural gas prices during the six months ended June 30, 2010, with prices reaching a low at the end of the quarter of $4.616 on June 30, 2010.

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

For the ten year time period between 2000 and 2009, the chart below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in natural gas had a positive, but weak, correlation to movements in crude oil and unleaded gasoline, and a slightly stronger positive correlation to heating oil.

10 Year Correlation Matrix 2000-2009	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.259	0.966	0.152	0.087	0.135	0.023
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	-0.237	-0.127	-0.078	-0.214	0.128
Global Equities (FTSE World Index)			1.000	0.246	0.165	0.196	0.084
Crude Oil				1.000	0.783	0.724	0.334
Heating Oil					1.000	0.613	0.446
Unleaded Gasoline						1.000	0.257
Natural Gas							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated, positively or negatively, with the movements of large-cap U.S. equities, U.S. government bonds, global equities, or two energy commodities of crude oil and heating oil. The movement of natural gas was more negatively correlated with gasoline in the most recent 12 months, than in the prior 10 year time period.

Correlation Matrix 12 months ended June 30, 2010	Large Cap U.S. Equities (S&P 500)	U.S .Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.400	0.968	0.495	0.613	0.460	-0.125
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.441	-0.486	-0.574	-0.445	-0.015
Global Equities (FTSE World Index)			1.000	0.523	0.635	0.471	-0.079
Crude Oil				1.000	0.941	0.801	-0.089
Heating Oil					1.000	0.846	-0.075
Unleaded Gasoline						1.000	-0.524
Natural Gas							1.000
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

The correlations between natural gas, crude oil, heating oil and gasoline are relevant because the General Partner endeavors to invest US12NG’s assets in natural gas Futures Contracts and Other Natural Gas-Related Investments so that daily changes in percentage terms in US12NG’s NAV correlate as closely as possible with daily changes in percentage terms in the average of the prices of the Benchmark Futures Contracts. If certain other fuel-based commodity Futures Contracts do not closely correlate with the Benchmark Futures Contracts, then their use could lead to greater tracking error. As noted above, the General Partner also believes that the changes in percentage terms in the average of the prices of the Benchmark Futures Contracts will closely correlate with changes in percentage terms in the spot price of natural gas.

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing US12NG’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by US12NG for its futures contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, US12NG estimates income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

US12NG currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. US12NG has allocated substantially all of its net assets to trading in Natural Gas Interests. US12NG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of US12NG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the net assets is held in US12NG’s account at its custodian bank. Income received from US12NG’s money market funds is paid to US12NG.  During the six months ended June 30, 2010, US12NG’s expenses exceeded the income US12NG earned and the cash earned from the sale of Creation Baskets.  During the six months ended June 30, 2010, US12NG was forced to use other assets to pay cash expenses, which could cause a drop in US12NG’s NAV over time.  To the extent expenses have exceeded income, US12NG’s NAV will be negatively impacted.

US12NG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12NG from promptly liquidating its positions in futures contracts.  During the six months ended June 30, 2010, US12NG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12NG cannot predict whether such an event may occur in the future.

Prior to the initial offering of US12NG, all payments with respect to US12NG’s expenses were paid by the General Partner.  US12NG does not have an obligation or intention to refund such payments by the General Partner. The General Partner is under no obligation to pay US12NG’s current or future expenses. US12NG is responsible for expenses incurred subsequent to the initial offering of units relating to (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of US12NG’s marketing agent, administrator and custodian and registration expenses relating to the initial offering of units.  If the General Partner and US12NG are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, US12NG will terminate and investors may lose all or part of their investment.

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

Credit Risk

When US12NG enters into Futures Contracts and Other Natural Gas-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the exchange or clearinghouse in connection with trades on the exchange or through the clearinghouse, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to US12NG in such circumstances

The General Partner attempts to manage the credit risk of US12NG by following various trading limitations and policies. In particular, US12NG generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of US12NG to limit its credit exposure. UBS Securities LLC, US12NG’s commodity broker, or any other broker that may be retained by US12NG in the future, when acting as US12NG’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to US12NG, all assets of US12NG relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle US12NG’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account US12NG’s assets related to foreign Futures Contracts trading.

If, in the future, US12NG purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2010, US12NG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $32,814,479. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2010, US12NG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12NG. While US12NG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12NG’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, US12NG requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets.”  US12NG has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

US12NG’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated monthly as a fixed percentage of US12NG’s NAV, currently 0.75% of US12NG’s NAV on its average daily net assets.  Since inception through April 30, 2010, the General Partner was charging US12NG a management fee at a reduced rate of 0.60% per annum of average daily net assets. Effective May 1, 2010, the General Partner resumed charging its standard rate of 0.75% per annum of average daily net assets. The difference of 0.15% per annum of average daily net assets since inception through April 30, 2010 was waived by the General Partner and will not be recouped from US12NG.

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

The General Partner pays the fees of US12NG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of US12NG’s condensed financial statements and its SEC and CFTC reports. The General Partner and US12NG have also entered into a licensing agreement with the NYMEX pursuant to which US12NG and the affiliated funds managed by the General Partner, other than USBO, pay a licensing fee to the NYMEX. US12NG also pays the fees and expenses associated with its tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which are paid by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2010. The General Partner has no obligation to continue such payment into subsequent periods.

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

As of June 30, 2010, US12NG’s portfolio consisted of 585 Natural Gas NG Futures Contracts traded on the NYMEX. For a list of US12NG’s current holdings, please see US12NG’s website at www.unitedstates12monthnaturalgasfund.com.

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

To protect itself from the credit risk that arises in connection with such contracts, US12NG may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. US12NG also may require that the counterparty be highly rated and/or provide collateral or other credit support to address US12NG’s exposure to the counterparty (i.e., the amount the counterparty would have to pay to US12NG if the transaction with the counterparty were to terminate on that day).  US12NG must, to the extent its counterparty has exposure to it under the transaction, also post collateral.  In addition, it is also possible for US12NG and its counterparty to agree to clear their transactions under the agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, US12NG would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be US12NG’s counterparty. US12NG would still retain any price risk associated with its transaction and would be required to deposit margin to secure the clearinghouse’s exposure to US12NG.

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

US12NG may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the changes in the average of the prices of the Benchmark Futures Contracts. US12NG would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of US12NG to changes in the price relationship between futures contracts which will expire sooner and those that will expire later. US12NG would use such a spread if the General Partner felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of US12NG, or if the General Partner felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in natural gas prices. US12NG would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. US12NG would make use of such a straddle approach if, in the opinion of the General Partner, the resulting combination would more closely track the investment goals of US12NG or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in natural gas prices.

During the six months ended June 30, 2010, US12NG did not employ any hedging methods such as those described above. Therefore, during the six months ended June 30, 2010, US12NG was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in US12NG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 30, 2010, except for the update to the risk factor set forth below to reflect the passage of The Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law that includes provisions altering the regulation of commodity interests. Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. The new law and the rules to be promulgated may negatively impact US12NG’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. In particular, new position limits imposed on US12NG or its counterparties may impact US12NG’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of US12NG’s investments and doing business, which could adversely affect US12NG’s investors.

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

Item 6. Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
10.7**	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.
** Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.

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

Date: August 16, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 16, 2010