Form 10-Q
period 2010-09-30
United States 12 Month Natural Gas Fund, LP
filed 2010-11-15
CIK 1405513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ..

Commission File Number: 001-34535

United States 12 Month Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Part I.   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP
Condensed Statements of Financial Condition
At September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$36,994,697	$32,056,391
Equity in UBS Securities LLC trading accounts:
Cash	12,128,155	3,940,416
Unrealized gain (loss) on open commodity futures contracts	(7,877,550)	1,662,670
Receivable from General Partner (Note 3)	169,020	136,678
Dividend receivable	1,175	729
Other assets	539	-

Total assets	$41,416,036	$37,796,884

Liabilities and Partners’ Capital
Professional fees payable	$191,765	$140,800
General Partner management fees payable (Note 3)	24,448	14,983
Brokerage commission fees payable	3,185	3,200
Other liabilities	1,808	753

Total liabilities	221,206	159,736

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	-
Limited Partners	41,194,830	37,637,148
Total Partners’ Capital	41,194,830	37,637,148

Total liabilities and partners’ capital	$41,416,036	$37,796,884

Limited Partners’ units outstanding	1,200,000	700,000
Net asset value per unit	$34.33	$53.77
Market value per unit	$34.23	$54.20

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2010

		Loss on Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG contracts, expire November 2010	80	$(913,660)	(2.22)
NYMEX Natural Gas Futures NG contracts, expire December 2010	80	(993,570)	(2.41)
NYMEX Natural Gas Futures NG contracts, expire January 2011	80	(1,048,010)	(2.54)
NYMEX Natural Gas Futures NG contracts, expire February 2011	80	(972,520)	(2.36)
NYMEX Natural Gas Futures NG contracts, expire March 2011	80	(825,080)	(2.00)
NYMEX Natural Gas Futures NG contracts, expire April 2011	80	(545,010)	(1.32)
NYMEX Natural Gas Futures NG contracts, expire May 2011	81	(525,310)	(1.28)
NYMEX Natural Gas Futures NG contracts, expire June 2011	80	(626,530)	(1.52)
NYMEX Natural Gas Futures NG contracts, expire July 2011	80	(536,360)	(1.30)
NYMEX Natural Gas Futures NG contracts, expire August 2011	80	(382,240)	(0.93)
NYMEX Natural Gas Futures NG contracts, expire September 2011	80	(310,080)	(0.75)
NYMEX Natural Gas Futures NG contracts, expire October 2011	80	(199,180)	(0.49)
Total Open Futures Contracts	961	$(7,877,550)	(19.12)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$13,505,192	$13,505,192	32.78
Goldman Sachs Financial Square Funds - Government Fund - Class SL	2,501,469	2,501,469	6.07
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	6,002,147	6,002,147	14.57
Total Cash Equivalents		$22,008,808	53.42

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2010
	Three months	Nine months
	ended September 30, 2010	ended September 30, 2010
Income
Loss on trading of commodity futures contracts:
Realized loss on closed positions	$(1,781,810)	$(4,554,460)
Change in unrealized loss on open positions	(4,756,700)	(9,540,220)
Dividend income	4,198	9,070
Interest income	520	1,295
Other income	2,000	6,000

Total loss	(6,531,792)	(14,078,315)

Expenses
Professional fees	3,265	191,765
General Partner management fees (Note 3)	61,326	176,121
Brokerage commission fees	2,660	8,873
Other expenses	2,850	12,717

Total expenses	70,101	389,476

Expense waiver (Note 3)	-	(169,020)

Net expenses	70,101	220,456

Net loss	$(6,601,893)	$(14,298,771)
Net loss per limited partnership unit	$(8.03)	$(19.44)
Net loss per weighted average limited partnership unit	$(7.78)	$(17.80)
Weighted average limited partnership units outstanding	848,913	803,297

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the nine months ended September 30, 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$-	$37,637,148	$37,637,148
Addition of 800,000 partnership units	-	30,789,052	30,789,052
Redemption of 300,000 partnership units	-	(12,932,599)	(12,932,599)
Net loss	-	(14,298,771)	(14,298,771)

Balances, at September 30, 2010	$-	$41,194,830	$41,194,830

Net Asset Value Per Unit:
At December 31, 2009	$53.77
At September 30, 2010	$34.33

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2010 and 2009

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash Flows from Operating Activities:
Net loss	$(14,298,771)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account – cash	(8,187,739)	-
Unrealized loss on futures contracts	9,540,220	-
Increase in receivable from General Partner	(32,342)	-
Increase in dividend receivable and other assets	(985)	-
Increase in professional fees payable	50,965	-
Increase in General Partner management fees payable	9,465	-
Decrease in brokerage commission fees payable	(15)	-
Increase in other liabilities	1,055	-
Net cash used in operating activities	(12,918,147)	-

Cash Flows from Financing Activities:
Addition of partnership units	30,789,052	-
Redemption of partnership units	(12,932,599)	-

Net cash provided by financing activities	17,856,453	-

Net Increase in Cash and Cash Equivalents	4,938,306	-

Cash and Cash Equivalents, beginning of period	32,056,391	1,000
Cash and Cash Equivalents, end of period	$36,994,697	$1,000

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2010 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“US12NG”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007.  US12NG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  US12NG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of October 30, 2009 (the “LP Agreement”). The investment objective of US12NG is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, less US12NG’s expenses. US12NG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts for natural gas and indices based on the foregoing  (collectively, “Other Natural Gas-Related Investments”).  As of September 30, 2010, US12NG held 961 Futures Contracts for natural gas traded on the NYMEX.

US12NG commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31.  United States Commodity Funds LLC (the “General Partner”) is responsible for the management of US12NG.  The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005.  The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively.  As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.  The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “BNO” on June 2, 2010, respectively.  The General Partner is also the sponsor of the United States Commodity Index Fund (“USCI”) which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010.

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

In November 2009, US12NG initially registered 30,000,000 units on Form S-1 with the SEC. On November 18, 2009, US12NG listed its units on the NYSE Arca under the ticker symbol “UNL”.  On that day, US12NG established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,000,000.  US12NG also commenced investment operations on November 18, 2009 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of September 30, 2010, US12NG had registered a total of 30,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily.  Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements.  Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations.  US12NG earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate less 32 basis points.  In addition, US12NG earns income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

US12NG is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, US12NG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position.  US12NG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states.  US12NG is not subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception).  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in US12NG recording a tax liability that reduces net assets.  However, US12NG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  US12NG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended September 30, 2010.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period.  The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit.  The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period.  There were no units held by the General Partner at September 30, 2010.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires US12NG’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period.  Actual results may differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of US12NG in accordance with the objectives and policies of US12NG. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to US12NG.  For these services, US12NG is contractually obligated to pay the General Partner a fee, which is paid monthly, equal to 0.75% per annum of average daily net assets.  Since inception through April 30, 2010, the General Partner was charging US12NG a management fee at a reduced rate of 0.60% per annum of average daily net assets. Effective May 1, 2010, the General Partner resumed charging its standard rate of 0.75% per annum of average daily net assets.  The difference of 0.15% per annum of average daily net assets since inception through April 30, 2010, was waived by the General Partner and will not be recouped from US12NG.

Ongoing Registration Fees and Other Offering Expenses

US12NG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale.  During the nine months ended September 30, 2010, US12NG did not incur registration fees or other offering expenses.

Directors’ Fees and Expenses

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds.  Effective as of April 1, 2010, US12NG is responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the affiliated funds.  US12NG shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with USOF, USNG, US12OF, UGA, USHO, USSO and USBO, based on the relative assets of each fund, computed on a daily basis.

Licensing Fees

As discussed in Note 4 below, US12NG entered into a licensing agreement with the NYMEX on December 4, 2007.  Pursuant to the agreement, US12NG and the affiliated funds managed by the General Partner, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the nine months ended September 30, 2010, US12NG incurred $6,137 under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by the General Partner, are paid by US12NG.  These costs are estimated to be $155,000 for the calendar year 2010.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, US12NG pays all brokerage fees and other expenses in connection with the operation of US12NG, excluding costs and expenses paid by the General Partner as outlined in Note 4 below. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2010.  The General Partner has no obligation to continue such payment into subsequent periods.  This waiver is in addition to the waiver of a portion of the management fee disclosed in Note 3 above.

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

US12NG is also party to a custodian agreement, dated November 3, 2009, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of US12NG.  The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, US12NG is party to an administrative agency agreement, dated November 3, 2009, as amended from time to time, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for US12NG.  The General Partner also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to US12NG and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services.  In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, USBO’s and USCI’s combined net assets, (b) 0.0465% for US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, USBO’s and USCI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, USBO’s and USCI’s combined net assets exceed $1 billion.  The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000.  The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

On December 4, 2007, US12NG and the NYMEX entered into a licensing agreement whereby US12NG was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks.  Under the licensing agreement, US12NG and the affiliated funds managed by the General Partner, other than USBO and USCI, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

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

US12NG may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity.  A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place.  Some futures contracts may call for physical delivery of the asset, while others are settled in cash.  The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

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

Through September 30, 2010, all of US12NG’s investment contracts were exchange-traded futures contracts.  The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter transactions, since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. As of September 30, 2010, US12NG has not entered into any cleared swaps or over-the-counter transactions.  Over-the-counter transactions subject US12NG to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. US12NG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  However, as compared to its over-the-counter transactions, it may more easily realize value by reselling its futures contracts.  In addition, US12NG bears the risk of financial failure by the clearing broker.

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

The General Partner invests a portion of US12NG’s cash in money market funds that seek to maintain a stable net asset value.  US12NG is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2010 and December 31, 2009, US12NG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $49,122,852 and $35,966,807, respectively.  This amount is subject to loss should these institutions cease operations.

For derivatives, risks arise from changes in the market value of the contracts.  Theoretically, US12NG is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, US12NG pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

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

In some instances, the inputs used to measure fair value might fall within different levels of the fair value hierarchy.  The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of US12NG’s securities at December 31, 2009 using the fair value hierarchy:

At December 31, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$26,000,053	$26,000,053	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	1,662,670	1,662,670	-	-

During the year ended December 31, 2009, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of US12NG’s securities at September 30, 2010 using the fair value hierarchy:

At September 30, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$22,008,808	$22,008,808	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	(7,877,550)	(7,877,550)	-	-

During the nine months ended September 30, 2010, there were no significant transfers between Level I and Level II.

US12NG has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statement of Financial Condition Location	Fair Value At September 30, 2010	Fair Value At December 31, 2009

Futures -
Commodity Contracts	Assets	$(7,877,550)	$1,662,670

The Effect of Derivative Instruments on the Statements of Operations

		For the nine months ended September 30, 2010

Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures -	Realized gain	$(4,554,460)
Commodity Contracts	(loss) on closed futures contracts

	Change in unrealized gain (loss) on open futures contracts		$(9,540,220)

NOTE 7- FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2010 for the unitholders.  This information has been derived from information presented in the condensed financial statements.

For the nine months ended
September 30, 2010
(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$53.77
Total loss	(19.17)
Net expenses	(0.27)
Net decrease in net asset value	(19.44)
Net asset value, end of period	$34.33

Total Return	(36.15)%

Ratios to Average Net Assets
Total loss	(40.75)%
Management fees*	0.68%
Total expenses excluding management fees*	0.83%
Expense waived*	(0.66)%
Net expenses excluding management fees*	0.17%
Net loss	(41.39)%

*Annualized

Total returns are calculated based on the change in value during the period.  An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from US12NG.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.”  ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements.  Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required.  The implementation of ASU No. 2010-06 is not expected to have a material impact on US12NG’s financial statement disclosures.

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

US12NG seeks to achieve its investment objective by investing in a combination of natural gas Futures Contracts and Other Natural Gas-Related Investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the average of the prices of the Benchmark Futures Contracts, also measured in percentage terms. US12NG’s general partner believes the changes in the average of the prices of the Benchmark Futures Contracts have historically exhibited a close correlation with the changes in the spot price of natural gas. It is not the intent of US12NG to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Natural-Gas Related Investments.

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

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law. The legislation includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions.  Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The U.S. Commodity Futures Trading Commission (the “CFTC”), along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above.  The new law and the rules to be promulgated may negatively impact US12NG’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  In particular, new position limits imposed on US12NG or its counterparties may impact US12NG’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of US12NG’s investments and doing business, which could adversely affect US12NG’s investors.

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

Price Movements

Natural gas futures prices exhibited a general downtrend during the nine months ended September 30, 2010.  The average price of the Benchmark Futures Contracts started the year at $5.872.  It hit a peak on January 6, 2010 of $6.191 and then fell over the course of the period.  The average low price of the period was on September 27, 2010, when the average price of the Benchmark Futures Contracts was $4.287. The average price of the Benchmark Futures Contracts on September 30, 2010 was $4.289, for a return of approximately -26.958% over the period.   Similarly, US12NG’s NAV initially rose during the period from a starting level of $53.77 per unit to a high on January 6, 2010 of $56.69 per unit. US12NG’s NAV reached its low for the period on September 27, 2010 at $34.31 per unit. The NAV on September 30, 2010 was $34.33, for a return of approximately -36.15% over the period.  The Benchmark Futures Contract prices listed above began with the February 2010- January 2011 contracts and ended with the November 2010-October 2011 contracts. The return of approximately -26.958% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result.  Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that US12NG seeks to track, which are more fully described below in the section titled “Tracking US12NG’s Benchmark”.

From January 1 to February 18, 2010, the natural gas futures market remained in a state of backwardation, meaning that the price of the near month natural gas Futures Contract was typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration.  From February 18, 2010 through the end of the third quarter of 2010, the natural gas futures market was in contango, with the exception of a very brief period of backwardation in late July 2010.  A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. As a result of contango or backwardation, as the case may be, the return of approximately -26.958% on the average of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns.”

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

Results of Operations and the Natural Gas Market

Results of Operations.  On November 18, 2009, US12NG listed its units on the NYSE Arca under the ticker symbol “UNL.” On that day, US12NG established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $10,000,000 in cash.

Since its initial offering of 30,000,000 units, US12NG has not registered any subsequent offerings of its units.  As of September 30, 2010, US12NG had issued 1,600,000 units, 1,200,000 of which were outstanding.  As of September 30, 2010, there were 28,400,000 units registered but not yet issued.

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

For the Nine Months Ended September 30, 2010

A comparison of US12NG’s results of operations for the nine months ended September 30, 2009 and 2010 has not been provided because US12NG had not commenced  operations as of September 30, 2009.

As of September 30, 2010, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $7,877,550 and US12NG established cash deposits, including cash investments in money market funds, that were equal to $49,122,852.  US12NG held 75.31% of its cash assets in overnight deposits and money market funds at its custodian bank, while 24.69% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2010 was $34.33.

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

During the nine months ended September 30, 2010, the daily average total net assets of US12NG were $34,548,273.  The management fee incurred by US12NG during the period amounted to $176,121.  Management fees as a percentage of total net assets averaged 0.68% over the course of this nine month period.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  The total of these fees and expenses for the nine months ended September 30, 2010 was $213,355.  During the nine months ended September 30, 2010, US12NG did not incur ongoing registration fees or other expenses relating to the registration and offering of additional units.  During the nine months ended September 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by US12NG.  The total amount of the expense waiver was $169,020.  For the nine months ended September 30, 2010, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $389,476, and after allowance for the expense waiver, totaled $220,456.

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  US12NG shares these fees and expenses with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), and the United States Brent Oil Fund, LP (“USBO”) based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds.  By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and US12NG’s portion of such fees and expenses was $5,259.  Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.  Effective as of April 1, 2010, US12NG is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and US12NG, USOF, USNG, US12OF, UGA, USHO, USSO and USBO.

US12NG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).  During the nine months ended September 30, 2010, total commissions paid to brokers amounted to $8,873.  As an annualized percentage of total net assets, the figure for the nine months ended September 30, 2010 represents approximately 0.04% of total net assets.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the nine months ended September 30, 2010.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by the General Partner, are paid by US12NG.  These costs are estimated to be $155,000 for the calendar year 2010.  The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2010.  The General Partner has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract.  As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank.  The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the nine months ended September 30, 2010, US12NG earned $10,365 in dividend and interest income on such cash and/or cash equivalents.  Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. US12NG did not purchase Treasuries during the nine months ended September 30, 2010 and held only cash and/or cash equivalents during this time period.

For the Three Months Ended September 30, 2010

A comparison of US12NG’s results of operations for the three months ended September 30, 2009 and 2010 has not been provided because US12NG had not commenced operations as of September 30, 2009.

Portfolio Expenses. During the three months ended September 30, 2010, the daily average total net assets of US12NG were $32,440,513.  The management fee incurred by US12NG during the period amounted to $61,326.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended September 30, 2010 was $8,775.  During the three months ended September 30, 2010, US12NG did not incur ongoing registration fees or other expenses relating to the registration and offering of additional units. During the three months ended September 30, 2010, an expense waiver was in effect to offset certain of the expenses incurred by US12NG, but US12NG’s expenses did not exceed 0.15% (15 basis points) of its NAV; therefore, no expenses were waived by the General Partner. The General Partner expects that this may change in subsequent periods, including as a result of a decrease in assets or increase in expenses. For the three months ended September 30, 2010, the expenses of US12NG, including management fees, commissions, and all other expenses, totaled $70,101.

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  US12NG shares these fees and expenses with USOF, USNG, US12OF, UGA, USHO, USSO and USBO based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.  Effective as of April 1, 2010, US12NG is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and US12NG, USOF, USNG, US12OF, UGA, USHO, USSO and USBO.

US12NG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries.  During the three months ended September 30, 2010, total commissions paid to brokers amounted to $2,660.  As an annualized percentage of total net assets, the figure for the three months ended September 30, 2010 represents approximately 0.03% of total net assets.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the three months ended September 30, 2010.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by the General Partner, are paid by US12NG.  These costs are estimated to be $155,000 for the calendar year 2010.  The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2010.  The General Partner has no obligation to continue such payment into subsequent periods.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract.  As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank.  The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the three months ended September 30, 2010, US12NG earned $4,718 in dividend and interest income on such cash and/or cash equivalents.  Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.06%. US12NG did not purchase Treasuries during the three months ended September 30, 2010 and held only cash and/or cash equivalents during this time period.

Tracking US12NG’s Benchmark

US12NG’s management seeks to manage US12NG’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average of the daily prices of the Benchmark Futures Contracts, also on a percentage basis.  Specifically, US12NG’s management seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in US12NG’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contracts.  As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-valuation day time period was 0.5% per day, US12NG management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results).  US12NG’s portfolio management goals do not include trying to make the nominal price of US12NG’s NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for natural gas.  Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts and Other Natural Gas-Related Investments.

For the 30 valuation days ended September 30, 2010, the simple average daily change in the average of the Benchmark Futures Contracts was -0.354%, while the simple average daily change in the NAV of US12NG over the same time period was -0.357%.  The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was -0.366%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of US12NG’s NAV versus the daily movement of the Benchmark Futures Contracts for the 30-valuation day period ended September 30, 2010.  The second chart below shows the monthly total returns of US12NG as compared to the monthly value of the Benchmark Futures Contracts since inception.

Since the commencement of the offering of US12NG units to the public on November 18, 2009 to September 30, 2010, the simple average daily change in the Benchmark Futures Contracts was -0.149%, while the simple average daily change in the NAV of US12NG over the same time period was -0.152%.  The average daily difference was -0.003% (or -0.3basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was -0.332%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of US12NG versus the return of its Benchmark Futures Contracts can be calculated by comparing the actual return of US12NG, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that US12NG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contracts.

For the nine months ended September 30, 2010, the actual total return of US12NG as measured by changes in its NAV was -36.15%.  This is based on an initial NAV of $53.77 on December 31, 2009 and an ending NAV as of September 30, 2010 of $34.33.  During this time period, US12NG made no distributions to its unitholders.  However, if US12NG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12NG would have had an estimated NAV of $4.34 as of September 30, 2010, for a total return over the relevant time period of -36.023%.  The difference between the actual NAV total return of US12NG of -36.15% and the expected total return based on the Benchmark Futures Contracts of -36.023% was an error over the time period of -0.131%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that US12NG pays, offset in part by the income that US12NG collects on its cash and cash equivalent holdings.  During the nine months ended September 30, 2010, US12NG received dividend and interest income of $10,365, which is equivalent to a weighted average income rate of 0.04% for such period.  In addition, during the nine months ended September 30, 2010, US12NG also collected $6,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to US12NG’s actual return.  However, if the total assets of US12NG continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.  During the nine months ended September 30, 2010, US12NG incurred total net expenses of $220,456. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(204,091), which is equivalent to an annualized weighted average net income rate of (0.79)% for the nine months ended September 30, 2010.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

There are currently three factors that have impacted or are most likely to impact US12NG’s ability to accurately track its Benchmark Futures Contracts.

First, US12NG may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12NG executes the trade.  In that case, US12NG may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily NAV of US12NG to either be too high or too low relative to the changes in the Benchmark Futures Contracts.  During the nine months ended September 30, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12NG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12NG’s attempt to track the Benchmark Futures Contracts over time.

Second, US12NG earns dividend and interest income on its cash and cash equivalents.  US12NG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2010.  Interest payments, and any other income, were retained within the portfolio and added to US12NG’s NAV.  When this income exceeds the level of US12NG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), US12NG will realize a net yield that will tend to cause daily changes in the NAV of US12NG to track slightly higher than daily changes in the Benchmark Futures Contracts.  During the nine months ended September 30, 2010, US12NG earned, on an annualized basis, approximately 0.04% on its cash holdings.  It also incurred cash expenses on an annualized basis of 0.68% for management fees and approximately 0.04% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.13% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.81% and affected US12NG’s ability to track its benchmark.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase.  When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12NG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the NAV of US12NG that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts.  During the nine months ended September 30, 2010, US12NG did not hold any Other Natural Gas-Related Investments.  If US12NG increases in size, and due to its obligations to comply with regulatory limits, US12NG may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Term Structure of Natural Gas Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in a futures contract position.  One factor that impacts the total return that will result from investing in near month futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract.  For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration.  Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation.  Because natural gas demand is seasonal, it is possible for the price of natural gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year.  While the investment objective of US12NG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in US12NG units during the nine months ended September 30, 2010 relative to a hypothetical direct investment in natural gas.  For example, an investment in US12NG units made on December 31, 2009 and held to September 30, 2010 decreased based upon the changes in the NAV for US12NG units on those days, by approximately 36.15%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 30.51% and the average price of the Benchmark Futures Contracts decreased by approximately 37.77 (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

Periods of contango or backwardation do not materially impact US12NG’s investment objective of having the percentage changes in its per unit NAV track the percentage changes in the average of the prices of the Benchmark Futures Contracts since the impact of backwardation and contango tend to equally impact the percentage changes in price of both US12NG’s units and the Benchmark Futures Contracts.  It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future.  It is likely that both conditions will occur during different periods and, because of the seasonal nature of natural gas demand, both may occur within a single year’s time.

Natural Gas Market. During the nine months ended September 30, 2010, natural gas prices in the United States were impacted by several factors.  During the third quarter of 2010, the amount of natural gas in storage rose to higher than average levels versus the previous five years.  Colder temperatures during January and February 2010, followed by warmer temperatures during March 2010, contributed to the decline in prices. In addition, increased natural gas production also contributed to a decline in natural gas prices during the nine months ended September 30, 2010, with prices reaching a low at the end of the quarter of $3.651 on August 27, 2010.

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

10 Year Correlation Matrix 2000-2009	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.259	0.966	0.152	0.087	0.135	0.023
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.237	-0.127	-0.078	-0.214	0.128
Global Equities (FTSE World Index)			1.000	0.246	0.165	0.196	0.084
Crude Oil				1.000	0.783	0.724	0.334
Heating Oil					1.000	0.613	0.446
Unleaded Gasoline						1.000	0.257
Natural Gas							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart.  It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated, positively or negatively, with the movements of large-cap U.S. equities, U.S. government bonds, global equities, or two energy commodities of crude oil, gasoline and heating oil.

Correlation Matrix 12 months ended September 30, 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.504	0.973	0.715	0.717	0.676	-0.075
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.504	-0.559	-0.587	-0.569	-0.282
Global Equities (FTSE World Index)			1.000	0.743	0.748	0.687	-0.074
Crude Oil				1.000	0.943	0.958	0.115
Heating Oil					1.000	0.914	0.003
Unleaded Gasoline						1.000	-0.004
Natural Gas							1.000
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

The General Partner has evaluated the nature and types of estimates that it makes in preparing US12NG’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy.  The values which are used by US12NG for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, US12NG estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

US12NG currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents.  US12NG has allocated substantially all of its net assets to trading in Natural Gas Interests.  US12NG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments.  A significant portion of US12NG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests.  The balance of the net assets is held in US12NG’s account at its custodian bank. Income received from US12NG’s money market funds is paid to US12NG.  During the nine months ended September 30, 2010, US12NG’s expenses exceeded the income US12NG earned and the cash earned from the sale of Creation Baskets.  During the nine months ended September 30, 2010, US12NG was forced to use other assets to pay cash expenses, which could cause a drop in US12NG’s NAV over time.  To the extent expenses have exceeded income, US12NG’s NAV will be negatively impacted.

US12NG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit.  Such market conditions could prevent US12NG from promptly liquidating its positions in futures contracts.   During the nine months ended September 30, 2010, US12NG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12NG cannot predict whether such an event may occur in the future.

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

Credit Risk

When US12NG enters into Futures Contracts and Other Natural Gas-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations.  The counterparty for the Futures Contracts traded on the NYMEX and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the exchange or clearinghouse in connection with trades on the exchange or through the clearinghouse, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk.  Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions.  There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to US12NG in such circumstances.

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

As of September 30, 2010, US12NG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $49,122,852. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2010, US12NG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12NG. While US12NG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12NG’s financial position.

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

The General Partner pays the fees of US12NG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of US12NG’s condensed financial statements and its SEC and CFTC reports.  The General Partner and US12NG have also entered into a licensing agreement with the NYMEX pursuant to which US12NG and the affiliated funds managed by the General Partner, other than USBO, pay a licensing fee to the NYMEX. US12NG also pays the fees and expenses associated with its tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which are borne by the General Partner.  The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2010.  The General Partner has no obligation to continue such payments into subsequent periods.

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

As of September 30, 2010, US12NG’s portfolio consisted of 961 Natural Gas Futures NG contracts traded on the NYMEX. For a list of US12NG’s current holdings, please see US12NG’s website at www.unitedstates12monthnaturalgasfund.com.

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

During the nine months ended September 30, 2010, US12NG did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, US12NG was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in US12NG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 30, 2010, and US12NG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 16, 2010.

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

Date:  November 15, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 15, 2010