Form 10-Q
period 2011-03-31
United States 12 Month Natural Gas Fund, LP
filed 2011-05-16
CIK 1405513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34535

United States 12 Month Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP
Condensed Statements of Financial Condition
At March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents (Note 5)	$33,565,502	$30,313,275
Equity in UBS Securities LLC trading accounts:
Cash	4,909,215	6,966,692
Unrealized loss on open commodity futures contracts	(659,270)	(2,175,060)
Receivable for units sold	3,348,636	-
Receivable from General Partner	37,670	151,689
Dividend receivable	636	1,063
Other assets	2,096	558

Total assets	$41,204,485	$35,258,217

Liabilities and Partners’ Capital
Professional fees payable	$49,320	$205,005
General Partner management fees payable (Note 3)	19,654	23,857
Brokerage commissions payable	4,485	4,685
Other liabilities	1,708	2,657

Total liabilities	75,167	236,204

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	-
Limited Partners	41,129,318	35,022,013
Total Partners’ Capital	41,129,318	35,022,013

Total liabilities and partners’ capital	$41,204,485	$35,258,217

Limited Partners’ units outstanding	1,200,000	1,000,000
Net asset value per unit	$34.27	$35.02
Market value per unit	$34.23	$34.97

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2011

	Number of	Gain (Loss) on Open Commodity	% of Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG contracts, expiring May 2011	72	$(178,480)	(0.43)
NYMEX Natural Gas Futures NG contracts, expiring June 2011	72	(221,160)	(0.54)
NYMEX Natural Gas Futures NG contracts, expiring July 2011	72	(184,370)	(0.45)
NYMEX Natural Gas Futures NG contracts, expiring August 2011	72	(121,770)	(0.30)
NYMEX Natural Gas Futures NG contracts, expiring September 2011	72	(100,260)	(0.24)
NYMEX Natural Gas Futures NG contracts, expiring October 2011	72	(76,420)	(0.19)
NYMEX Natural Gas Futures NG contracts, expiring November 2011	73	(9,520)	(0.02)
NYMEX Natural Gas Futures NG contracts, expiring December 2011	72	17,120	0.04
NYMEX Natural Gas Futures NG contracts, expiring January 2012	72	(1,920)	(0.00)
NYMEX Natural Gas Futures NG contracts, expiring February 2012	72	(29,910)	(0.07)
NYMEX Natural Gas Futures NG contracts, expiring March 2012	72	145,090	0.35
NYMEX Natural Gas Futures NG contracts, expiring April 2012	72	102,330	0.25
Total Open Futures Contracts	865	$(659,270)	(1.60)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$8,508,291	$8,508,291	20.69
Goldman Sachs Financial Square Funds - Government Fund - Class SL	2,501,856	2,501,856	6.08
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	19,006,116	19,006,116	46.21
Total Cash Equivalents		$30,016,263	72.98

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2011 and 2010

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(1,940,610)	$(11,250)
Change in unrealized gain (loss) on open positions	1,515,790	(9,357,280)
Dividend income	2,201	1,530
Interest income	104	352
Other income	4,000	1,000

Total loss	(418,515)	(9,365,648)

Expenses
General Partner management fees (Note 3)	58,248	52,247
Professional fees	49,320	151,600
Brokerage commissions	2,666	2,020
Other expenses	2,722	2,577

Total expenses	112,956	208,444

Expense waiver (Note 3)	(37,670)	(138,538)

Net expenses	75,286	69,906

Net loss	$(493,801)	$(9,435,554)
Net loss per limited partnership unit	$(0.75)	$(13.23)
Net loss per weighted average limited partnership unit	$(0.53)	$(13.23)
Weighted average limited partnership units outstanding	935,556	713,333

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the three months ended March 31, 2011

	General Partner	Limited Partners	Total

Balances, at December 31, 2010	$-	$35,022,013	$35,022,013
Addition of 300,000 partnership units	-	10,130,630	10,130,630
Redemption of 100,000 partnership units	-	(3,529,524)	(3,529,524)
Net loss	-	(493,801)	(493,801)

Balances, at March 31, 2011	$-	$41,129,318	$41,129,318

Net Asset Value Per Unit:
At December 31, 2010	$35.02
At March 31, 2011	$34.27

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2011 and 2010

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash Flows from Operating Activities:
Net loss	$(493,801)	$(9,435,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in commodity futures trading account - cash	2,057,477	(7,583,242)
Unrealized (gain) loss on futures contracts	(1,515,790)	9,357,280
(Increase) decrease in receivable from General Partner	114,019	(1,860)
Increase in dividend receivable and other assets	(1,111)	(1,118)
Increase (decrease) in General Partner management fees payable	(4,203)	1,488
Increase (decrease) in professional fees payable	(155,685)	10,800
Increase (decrease) in brokerage commissions payable	(200)	425
Increase (decrease) in other liabilities	(949)	2,015
Net cash used in operating activities	(243)	(7,649,766)

Cash Flows from Financing Activities:
Addition of partnership units	6,781,994	4,230,046
Redemption of partnership units	(3,529,524)	-

Net cash provided by financing activities	3,252,470	4,230,046

Net Increase (Decrease) in Cash and Cash Equivalents	3,252,227	(3,419,720)

Cash and Cash Equivalents, beginning of period	30,313,275	32,056,391
Cash and Cash Equivalents, end of period	$33,565,502	$28,636,671

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP
Notes to Condensed Financial Statements
For the period ended March 31, 2011 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“US12NG”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007.  US12NG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  US12NG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of October 30, 2009 (the “LP Agreement”).  The investment objective of US12NG is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, less US12NG’s expenses.  When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted.  It is not the intent of US12NG to be operated in a fashion such that the net asset value will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas.  US12NG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts for natural gas and indices based on the foregoing  (collectively, “Other Natural Gas-Related Investments”).  As of March 31, 2011, US12NG held 865 Futures Contracts for natural gas traded on the NYMEX.

US12NG commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31.  United States Commodity Funds LLC (“USCF”) is responsible for the management of US12NG.  USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005.  USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively.  As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.  USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “BNO” on June 2, 2010, respectively.  USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), a series of the United States Commodity Index Funds Trust (the “Trust”) which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010.  USCF has also filed a registration statement to register units of the United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund, three additional series of the Trust.

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

In November 2009, US12NG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”).  On November 18, 2009, US12NG listed its units on the NYSE Arca under the ticker symbol “UNL”.  On that day, US12NG established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000.  US12NG also commenced investment operations on November 18, 2009 by purchasing Futures Contracts traded on the NYMEX based on natural gas.  As of March 31, 2011, US12NG had registered a total of 30,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”).  The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In accordance with GAAP, US12NG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position.  US12NG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states.  US12NG is not subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception).  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in US12NG recording a tax liability that reduces net assets.  However, US12NG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  US12NG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended March 31, 2011.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period.  The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit.  The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period.  There were no units held by USCF at March 31, 2011.

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

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of US12NG in accordance with the objectives and policies of US12NG.  In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to US12NG.  For these services, US12NG is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.75% per annum of average daily net assets.  Since inception through April 30, 2010, USCF was charging US12NG a management fee at a reduced rate of 0.60% per annum of average daily net assets.  Effective May 1, 2010, USCF resumed charging its standard rate of 0.75% per annum of average daily net assets.  The difference of 0.15% per annum of average daily net assets since inception through April 30, 2010, was waived by USCF and will not be recouped from US12NG.

Ongoing Registration Fees and Other Offering Expenses

US12NG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering.  These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale.  For the three months ended March 31, 2011 and 2010, US12NG did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI).  Effective as of April 1, 2010, US12NG became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and each of the affiliated funds, except USCI.  US12NG shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with all the affiliated funds except USCI, based on the relative assets of each fund, computed on a daily basis.  These fees and expenses for the affiliated funds, as described above, for the year ending December 31, 2011, are estimated to be a total of $540,000.

Licensing Fees

As discussed in Note 4 below, US12NG entered into a licensing agreement with the NYMEX on December 4, 2007.  Pursuant to the agreement, US12NG and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the three months ended March 31, 2011 and 2010, US12NG incurred $1,886 and $2,024, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by USCF, are paid by US12NG.  These costs are estimated to be $155,000 for the year ending December 31, 2011.

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

NOTE 4 - CONTRACTS AND AGREEMENTS

US12NG is party to a marketing agent agreement, dated as of October 30, 2009, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for US12NG as outlined in the agreement.  The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on US12NG’s assets up to $3 billion and 0.04% on US12NG’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

US12NG is also party to a custodian agreement, dated November 3, 2009, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and USCF, whereby BBH&Co. holds investments on behalf of US12NG.  USCF pays the fees of the custodian, which are determined by the parties from time to time.  In addition, US12NG is party to an administrative agency agreement, dated November 3, 2009, as amended from time to time, with USCF and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for US12NG.  USCF also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to US12NG and each of the affiliated funds managed by USCF, as well as a $20,000 annual fee for its transfer agency services.  In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, USBO’s and USCI’s combined net assets, (b) 0.0465% for US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, USBO’s and USCI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, USBO’s and USCI’s combined net assets exceed $1 billion.  The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000.  USCF also pays transaction fees ranging from $7 to $15 per transaction.

US12NG has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”).  The agreement requires UBS Securities to provide services to US12NG in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through UBS Securities for US12NG’s account.  In accordance with the agreement, UBS Securities charges US12NG commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

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

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

US12NG engages in the trading of futures contracts, options on futures contracts and cleared swaps (collectively, “derivatives”).  US12NG is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

Through March 31, 2011, all of the futures contracts held by US12NG were exchange-traded futures contracts.  The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties.  As of March 31, 2011, US12NG has not entered into any cleared swaps or over-the-counter transactions.  Over-the-counter transactions subject US12NG to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction.  US12NG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  However, as compared to its over-the-counter transactions, it may more easily realize value by reselling its futures contracts.  In addition, US12NG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of US12NG’s cash in money market funds that seek to maintain a stable net asset value.  US12NG is exposed to any risk of loss associated with an investment in these money market funds.  As of March 31, 2011 and December 31, 2010, US12NG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $38,474,717 and $37,279,967, respectively.  This amount is subject to loss should these institutions cease operations.

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

NOTE 6- FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2011 and 2010 for the unitholders.  This information has been derived from information presented in the condensed financial statements.

	For the three months ended	For the three months ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

Per Unit Operating Performance:

Net asset value, beginning of period	$35.02	$53.77
Total loss	(0.67)	(13.13)
Total expenses	(0.08)	(0.10)
Net decrease in net asset value	(0.75)	(13.23)
Net asset value, end of period	$34.27	$40.54

Total Return	(2.14)%	(24.60)%

Ratios to Average Net Assets
Total loss	(1.33)%	(26.52)%
Management fees*	0.75%	0.60%
Total expenses excluding management fees*	0.71%	1.79%
Expenses waived*	(0.49)%	(1.59)%
Net expenses excluding management fees*	0.22%	0.20%
Net loss	(1.57)%	(26.72)%

* Annualized

Total returns are calculated based on the change in value during the period.  An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from US12NG.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of US12NG’s securities at December 31, 2010 using the fair value hierarchy:

At December 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$28,013,635	$28,013,635	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	(2,175,060)	(2,175,060)	-	-

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of US12NG’s securities at March 31, 2011 using the fair value hierarchy:

At March 31, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$30,016,263	$30,016,263	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	(659,270)	(659,270)	-	-

During the three months ended March 31, 2011, there were no significant transfers between Level I and Level II.

US12NG has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At March 31, 2011	Fair Value At December 31, 2010
Futures - Commodity Contracts	Assets	$(659,270)	$(2,175,060)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2011		For the three months ended March 31, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures - Commodity Contracts	Realized loss on closed positions	$(1,940,610)		$(11,250)

	Change in unrealized gain (loss) on open positions		$1,515,790		$(9,357,280)

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

Introduction

US12NG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  The investment objective of US12NG is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, less US12NG’s expenses.  When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of US12NG to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas.

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

US12NG seeks to achieve its investment objective by investing in a combination of natural gas Futures Contracts and Other Natural Gas-Related Investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the average of the prices of the Benchmark Futures Contracts, also measured in percentage terms.  The general partner of US12NG, United States Commodity Funds LLC (“USCF”), believes the changes in the average of the prices of the Benchmark Futures Contracts have historically exhibited a close correlation with the changes in the spot price of natural gas.  USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts and Other Natural Gas-Related Investments.

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

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law that includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market.  The new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact US12NG’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect US12NG.  In particular, new position limits imposed on US12NG or its counterparties may impact US12NG’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of US12NG’s investments and doing business, which could adversely affect US12NG’s investors.

Additionally, the Dodd-Frank Act requires the U.S. Commodity Futures Trading Commission (the “CFTC”) to promulgate rules establishing position limits for futures and options contracts on commodities, as well as for swaps that are economically equivalent to futures or options.  On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as Spring 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.

On April 12, 2011, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for certain swap dealers and major swap participants (collectively, “Covered Swap Entities”), which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties.  The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user.  With certain exceptions not applicable to US12NG and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities.  Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules.  As commodity pools, US12NG and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC and the SEC proposed joint rules defining “swaps” and “security-based swaps,” thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act.  The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q.  The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but, with one exception not applicable to US12NG and the affiliated funds managed by USCF, the CFTC has not promulgated any final rules or indicated when such final rules would take effect. The effect of the future regulatory change on US12NG is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of US12NG (the “LP Agreement”) to manage US12NG.  USCF is authorized by US12NG in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Price Movements

Natural gas futures prices exhibited a general downtrend during the three months ended March 31, 2011, but finished higher by the end of this time period.  The average price of the Benchmark Futures Contracts started the period at $4.64.  It hit a peak on January 21, 2011 of $4.944 and fell over the course of the period.  The average low price of the period was on March 3, 2011, when the average price of the Benchmark Futures Contracts was $4.22.  The average price of the Benchmark Futures Contracts on March 31, 2011 was $4.753, for a return of approximately 2.435% over the period.  US12NG’s NAV initially rose during the period from a starting level of $35.02 per unit to a high on January 21, 2011 of $36.79 per unit. US12NG’s NAV reached its low for the period on March 3, 2011 at $30.92 per unit.  The NAV on March 31, 2011 was $34.27, a decrease of approximately 2.14% over the period.  The Benchmark Futures Contract prices listed above began with the February 2011- January 2012 contracts and ended with the May 2011-April 2012 contracts.  The return of approximately 2.435% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result.  Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that US12NG seeks to track, which are more fully described below in the section titled “Tracking US12NG’s Benchmark.”

During the three months ended March 31, 2011, the natural gas futures market was primarily in a state of backwardation, with the exception of a brief period in early January 2011, meaning that the price of the near month natural gas Futures Contract was typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration.  A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 units, US12NG has not registered any subsequent offerings of its units.  As of March 31, 2011, US12NG had issued 1,900,000 units, 1,200,000 of which were outstanding.  As of March 31, 2011, there were 28,100,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

As of March 31, 2011, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $659,270 and US12NG established cash deposits, including cash investments in money market funds that were equal to $38,474,717.  US12NG held 87.24% of its cash assets in overnight deposits and money market funds at its custodian bank, while 12.76% of the cash balance was held as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on March 31, 2011 was $34.27.

By comparison, as of March 31, 2010, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $7,694,610, and US12NG established cash deposits, including cash investments in money market funds, that were equal to $40,160,329.  US12NG held 71.31% of its cash assets in overnight deposits and money market funds at its custodian bank, while 28.69% of the cash balance was held as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on March 31, 2010 was $40.54.  The decrease in the per unit NAV from March 31, 2011 as compared to March 31, 2010 was primarily a result of sharply lower prices for natural gas and the related decline in the value of the Futures Contracts that US12NG had invested in between the period ended March 31, 2010 and the period ended March 31, 2011.

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

During the three months ended March 31, 2011, the daily average total net assets of US12NG were $31,497,312.  The management fee incurred by US12NG during the period amounted to $58,248.  Management fees as a percentage of total net assets averaged 0.75% over the course of this three month period.  By comparison, during the three months ended March 31, 2010, the daily average total net assets of US12NG were $35,315,413.  The management fee paid by US12NG during the period amounted to $52,247.  Management fees as a percentage of total net assets averaged 0.60% over the course of this three month period.  US12NG’s management fees as a percentage of total net assets were higher for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to the fact that USCF resumed charging its standard rate effective May 1, 2010, as detailed in the paragraph above.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  The total of these fees and expenses for the three months ended March 31, 2011 was $17,038, as compared to $17,659 for the three months ended March 31, 2010.  The decrease in expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to the relative size of US12NG and activity that resulted from its decreased size, including decreased tax reporting, audit, licensing, directors, and other fees during the three months ended March 31, 2011.  For the three months ended March 31, 2011 and 2010, US12NG did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units.  During the three months ended March 31, 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by US12NG.  The total amount of the expense waiver was $37,670 for the three months ended March 31, 2011 and $138,538 for the three months ended March 31, 2010.  For the three months ended March 31, 2011 and 2010, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $112,956 and $208,444, respectively, and after allowance for the expense waiver, totaled $75,286 and $69,906, respectively.

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including the United States Commodity Index Fund (“USCI”)) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI).  Affiliated funds of US12NG include the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States Brent Oil Fund, LP (“USBO”) and USCI.  US12NG shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds.  By comparison, for the year ended December 31, 2010, these fees and expenses amounted to $1,107,140 for all affiliated funds, and US12NG’s portion of such fees and expenses was $7,571.  Effective as of April 1, 2010, US12NG became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

US12NG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).  During the three months ended March 31, 2011, total commissions paid to brokers amounted to $2,666.  As an annualized percentage of total net assets, the figure for the three months ended March 31, 2011 represents approximately 0.04% of total net assets.  By comparison, during the three months ended March 31, 2010, total commissions paid to brokers amounted to $2,020.  As an annualized percentage of total net assets, the figure for the three months ended March 31, 2010 represented approximately 0.02% of total net assets.  The increase in the total commissions paid to brokers for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily a function of increased brokerage fees due to a higher number of futures contracts being held and traded due to an increase in redemptions and creations of units during the three months ended March 31, 2011.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the three months ended March 31, 2011.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by USCF, are paid by US12NG.  These costs are estimated to be $155,000 for the year ending December 31, 2011.  USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract.  As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank.  The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the three months ended March 31, 2011, US12NG earned $2,305 in dividend and interest income on such cash and/or cash equivalents.  Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.03%.  US12NG did not purchase Treasuries during the three months ended March 31, 2011 and held only cash and/or cash equivalents during this time period.  By comparison, for the three months ended March 31, 2010, US12NG earned $1,882 in dividend and interest income on such cash and/or cash equivalents.  Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.02%.  US12NG did not purchase Treasuries during the three months ended March 31, 2010 and held only cash and/or cash equivalents during this time period.  Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2011 compared to the same time period in 2010.  As a result, the amount of income earned by US12NG as a percentage of total net assets was higher during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Tracking US12NG’s Benchmark

USCF seeks to manage US12NG’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average of the daily prices of the Benchmark Futures Contracts, also on a percentage basis.  Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in US12NG’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contracts.  As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30 valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results).  US12NG’s portfolio management goals do not include trying to make the nominal price of US12NG’s NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for natural gas.  USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts and Other Natural Gas-Related Investments.

For the 30 valuation days ended March 31, 2011, the simple average daily change in the average of the Benchmark Futures Contracts was 0.264%, while the simple average daily change in the NAV of US12NG over the same time period was 0.259%.  The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was 1.021%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of US12NG’s NAV versus the daily movement of the Benchmark Futures Contracts for the 30-valuation day period ended March 31, 2011.  The second chart below shows the monthly total returns of US12NG as compared to the monthly value of the Benchmark Futures Contracts since inception.

Since the commencement of the offering of US12NG units to the public on November 18, 2009 to March 31, 2011, the simple average daily change in the average price of its Benchmark Futures Contracts was -0.088%, while the simple average daily change in the NAV of US12NG over the same time period was -0.092%.  The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was -0.498%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2011, the actual total return of US12NG as measured by changes in its NAV was -2.14%.  This is based on an initial NAV of $35.02 on December 31, 2010 and an ending NAV as of March 31, 2011 of $34.27.  During this time period, US12NG made no distributions to its unitholders.  However, if US12NG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12NG would have had an estimated NAV of $34.36 as of March 31, 2011, for a total return over the relevant time period of -1.884%.  The difference between the actual NAV total return of US12NG of -2.14% and the expected total return based on the Benchmark Futures Contracts of -1.884% was an error over the time period of -0.313%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage.  USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that US12NG pays, offset in part by the income that US12NG collects on its cash and cash equivalent holdings.  During the three months ended March 31, 2011, US12NG received dividend and interest income of $2,305, which is equivalent to a weighted average income rate of 0.03% for such period.  In addition, during the three months ended March 31, 2011, US12NG also collected $4,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to US12NG’s actual return.  However, if the total assets of US12NG continue to increase, USCF believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.  During the three months ended March 31, 2011, US12NG incurred total net expenses of $75,286.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $(68,981), which is equivalent to an annualized weighted average net income rate of (0.89)% for the three months ended March 31, 2011.

By comparison, for the three months ended March 31, 2010, the actual total return of US12NG as measured by changes in its NAV was -24.60%.  This was based on an initial NAV of $53.77 on December 31, 2009 and an ending NAV as of March 31, 2010 of $40.54.  During this time period, US12NG made no distributions to its unitholders.  However, if US12NG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12NG would have had an estimated NAV of $40.61 as of March 31, 2010, for a total return over the relevant time period of -24.48%.  The difference between the actual NAV total return of US12NG of -24.60% and the expected total return based on the Benchmark Futures Contracts of -24.48% was an error over the time period of 0.12%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage.  USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that US12NG paid, offset in part by the income that US12NG collected on its cash and cash equivalent holdings.  During the three months ended March 31, 2010, US12NG received dividend and interest income of $1,882, which is equivalent to a weighted average income rate of 0.02% for such period.  In addition, during the three months ended March 31, 2010, US12NG also collected $1,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to US12NG’s actual return.  During the three months ended March 31, 2010, US12NG incurred total net expenses of $69,906.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $(67,024), which is equivalent to an annualized weighted average net income rate of (0.77)% for the three months ended March 31, 2010.

There are currently three factors that have impacted or are most likely to impact US12NG’s ability to accurately track its Benchmark Futures Contracts.

First, US12NG may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12NG executes the trade.  In that case, US12NG may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily NAV of US12NG to either be too high or too low relative to the changes in the Benchmark Futures Contracts.  During the three months ended March 31, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price.  However, it may not always be possible for US12NG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12NG’s attempt to track the Benchmark Futures Contracts over time.

Second, US12NG earns dividend and interest income on its cash and cash equivalents.  US12NG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2011.  Interest payments, and any other income, were retained within the portfolio and added to US12NG’s NAV.  When this income exceeds the level of US12NG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), US12NG will realize a net yield that will tend to cause daily changes in the NAV of US12NG to track slightly higher than daily changes in the Benchmark Futures Contracts.  During the three months ended March 31, 2011, US12NG earned, on an annualized basis, approximately 0.03% on its cash holdings.  It also incurred cash expenses on an annualized basis of 0.75% for management fees, approximately 0.04% in brokerage commission costs related to the purchase and sale of futures contracts and 0.18% for other expenses.  The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.94% and affected US12NG’s ability to track its benchmark.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease.  Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase.  When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12NG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements.  In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the NAV of US12NG that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts.  During the three months ended March 31, 2011, US12NG did not hold Other Natural Gas-Related Investments.  If US12NG increases in size, and due to its obligations to comply with regulatory limits, US12NG may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the price of the near month contract to the average price of the near 12-month contracts over the last 10 years (2001-2010) for natural gas.  When the price of the near month contract is higher than the average price of the near 12-month contracts, the market would be described as being in backwardation.  When the price of the near month contract is lower than the average price of the near 12-month contracts, the market would be described as being in contango.  Although the prices of the near month contract and the average price of the near 12-month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12-month contracts (backwardation), and other times they are below the average price of the near 12- month contracts (contango).  In addition, investors can observe that natural gas prices, both front month and second month, often display a seasonal pattern in which the price of natural gas tends to rise in the early winter months and decline in the summer months.  This mirrors the physical demand for natural gas, which typically peaks in the winter.

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
10/1/2010
NG1
12M Strip Price

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month natural gas Futures Contracts.  If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation.  If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango.  The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10 year period between 2001 and 2010.  Investors will note that the natural gas market spent time in both backwardation and contango.  Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above.  That is, in many, but not all, cases the average price of the near 12-month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12-month contracts whose delivery falls during the winter season.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation.  Because natural gas demand is seasonal, it is possible for the price of natural gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year.  While the investment objective of US12NG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in US12NG units during the three months ended March 31, 2011 relative to a hypothetical direct investment in natural gas.  For example, an investment in US12NG units made on December 31, 2010 and held to March 31, 2011 decreased based upon the changes in the NAV for US12NG units on those days, by approximately -2.142%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 2.435% and the average price of the Benchmark Futures Contracts decreased by approximately $0.113 (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the three months ended March 31, 2011, natural gas prices in the United States were impacted by several factors.  The amount of natural gas in storage rose above, and remained near the high of, average levels as compared to the previous five years.  Colder temperatures during January and Febrauary 2011, followed by warmer temperatures during March 2011 contributed to the decline in prices.  In addition, increased natural gas production also contributed to a decline in natural gas prices during the three months ended March 31, 2011, with prices reaching a low of $3.779 on March 3, 2011.

Natural Gas Price Movements in Comparison to Other Energy Commodities and Investment Categories.  USCF believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class.  Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time.  The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicates that they move in completely opposite directions, known as “negative correlation.”  A correlation of 0 would mean that the movements of the two are neither positively nor negatively correlated, known as “non-correlation.”  That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten-year time period between March 31, 2001 and March 31, 2011, the chart below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.  It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities.  However, movements in natural gas had a positive, but weak, correlation to movements in both heating oil and crude oil.  Natural gas did not strongly correlate, either positively or negatively, with unleaded gasoline.

Correlation Matrix March 31, 2001-2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.336	0.968	0.214	0.186	0.175	0.059
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.303	-0.168	-0.126	-0.242	0.096
Global Equities (FTSE World Index)			1.000	0.308	0.270	0.235	0.109
Crude Oil				1.000	0.846	0.756	0.399
Heating Oil					1.000	0.721	0.484
Unleaded Gasoline						1.000	0.309
Natural Gas							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart.  It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated, positively or negatively, with the movements of large-cap U.S. equities, U.S. government bonds, global equities, or three energy commodities of crude oil, gasoline or heating oil.

Correlation Matrix 12 months ended March 31, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.709	0.974	0.774	0.795	0.657	0.090
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.621	-0.689	-0.654	-0.721	-0.275
Global Equities (FTSE World Index)			1.000	0.771	0.781	0.621	0.044
Crude Oil				1.000	0.883	0.957	0.248
Heating Oil					1.000	0.829	-0.063
Unleaded Gasoline						1.000	0.217
Natural Gas							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between natural gas and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results.  The results pictured above would have been different if a different range of dates had been selected.  USCF believes that natural gas has historically not demonstrated a strong correlation with equities or bonds over long periods of time.  However, USCF also believes that in the future it is possible that natural gas could have long term correlation results that indicate prices of natural gas more closely track the movements of equities or bonds.  In addition, USCF believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of natural gas to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long-term historical results suggest.

The correlations between natural gas, crude oil, heating oil and gasoline are relevant because USCF endeavors to invest US12NG’s assets in natural gas Futures Contracts and Other Natural Gas-Related Investments so that daily changes in percentage terms in US12NG’s NAV correlate as closely as possible with daily changes in percentage terms in the average of the prices of the Benchmark Futures Contracts.  If certain other fuel-based commodity Futures Contracts do not closely correlate with the Benchmark Futures Contracts, then their use could lead to greater tracking error.  As noted above, USCF also believes that the changes in percentage terms in the average of the prices of the Benchmark Futures Contracts will closely correlate with changes in percentage terms in the spot price of natural gas.

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

USCF has evaluated the nature and types of estimates that it makes in preparing US12NG’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy.  The values which are used by US12NG for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis.  In addition, US12NG estimates dividend and interest income on a daily basis using prevailing rates earned on its cash and cash equivalents.  These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

US12NG currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents.  US12NG has allocated substantially all of its net assets to trading in Natural Gas Interests.  US12NG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments.  A significant portion of US12NG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests.  The balance of the net assets is held in US12NG’s account at its custodian bank.  Income received from US12NG’s money market funds is paid to US12NG.  During the three months ended March 31, 2011, US12NG’s expenses exceeded the income US12NG earned and the cash earned from the sale of Creation Baskets.  During the three months ended March 31, 2011, US12NG was forced to use other assets to pay cash expenses, which could cause a drop in US12NG’s NAV over time.  To the extent expenses have exceeded income, US12NG’s NAV will be negatively impacted.

US12NG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit.  Such market conditions could prevent US12NG from promptly liquidating its positions in Futures Contracts.  During the three months ended March 31, 2011, US12NG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12NG cannot predict whether such an event may occur in the future.

Since the initial offering of US12NG, all payments with respect to US12NG’s expenses were paid by USCF.  US12NG does not have an obligation or intention to refund such payments by USCF.  USCF is under no obligation to pay US12NG’s current or future expenses.  US12NG is responsible for expenses incurred subsequent to the initial offering of units relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of US12NG’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of units.  If USCF and US12NG are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, US12NG will terminate and investors may lose all or part of their investment.

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

If, in the future, US12NG purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2011, US12NG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $38,474,717.  This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2011, US12NG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12NG.  While US12NG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12NG’s financial position.

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

USCF pays the fees of US12NG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of US12NG’s condensed financial statements and its SEC and CFTC reports.  USCF and US12NG have also entered into a licensing agreement with the NYMEX pursuant to which US12NG and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee to the NYMEX.  US12NG also pays the fees and expenses associated with its tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which are borne by USCF.  USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

In addition to USCF’s management fee, US12NG pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses.  The latter are expenses not incurred in the ordinary course of US12NG’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation.  Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis.  US12NG also pays a portion of the fees and expenses of the independent directors of USCF.  See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2011, US12NG’s portfolio consisted of 865 Natural Gas Futures NG Contracts traded on the NYMEX. For a list of US12NG’s current holdings, please see US12NG’s website at www.unitedstates12monthnaturalgasfund.com.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, US12NG may purchase over-the-counter contracts (“OTC Contracts”).  Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some natural gas-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants.  Other natural gas-based derivatives have highly customized terms and conditions and are not as widely available.  Many of these OTC Contracts are cash-settled forwards for the future delivery of natural gas- or petroleum-based fuels that have terms similar to the Futures Contracts.  Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of natural gas, forward natural gas price or natural gas futures price.  In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average price of future contracts for a specified period or the price on a specific date, with payments typically made between the parties on a net basis.  For example, US12NG may enter into OTC derivative contracts whose value will be tied to changes in the difference between the spot price of natural gas, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts in which US12NG may invest.

To reduce the credit risk that arises in connection with such contracts, US12NG will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of US12NG’s overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by USCF’s board of directors (the “Board”).  Furthermore, USCF on behalf of US12NG only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC.  Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel.  Existing counterparties are also reviewed periodically by USCF.  US12NG will also require that the counterparty be highly rated and/or provide collateral or other credit support.  Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

The Dodd-Frank Act requires the CFTC and SEC to establish both “initial and variation margin requirements” on all swaps that are not cleared by a registered clearing organization (i.e., uncleared swaps).  In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian.  At this time, the CFTC has proposed rules addressing margin requirements and the statutory right of certain market participants but has not implemented any rules on these issues.  On April 12, 2011, the Prudential Regulators and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for Covered Swap Entities, which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties.  The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user.  With certain exceptions not applicable to US12NG and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities.  Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules.  As commodity pools, US12NG and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator.  Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator.  In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps.  The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources.  In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC Contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction.  As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

US12NG may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the changes in the average of the prices of the Benchmark Futures Contracts.  US12NG would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.  The effect of holding such combined positions is to adjust the sensitivity of US12NG to changes in the price relationship between futures contracts, which will expire sooner, and those that will expire later.  US12NG would use such a spread if USCF felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of US12NG, or if USCF felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in natural gas prices.  US12NG would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option.  The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts.  US12NG would make use of such a straddle approach if, in the opinion of USCF, the resulting combination would more closely track the investment goals of US12NG or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in natural gas prices.

During the three months ended March 31, 2011, US12NG did not employ any hedging methods such as those described above since all of US12NG’s investments were made over an exchange.  Therefore, during such period, US12NG was not exposed to counterparty risk.

US12NG anticipates that the use of Other Natural Gas-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of US12NG.  However, there can be no assurance of this.  OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact US12NG’s ability to successfully track the Benchmark Futures Contracts.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in US12NG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Removed and Reserved.

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

Item 6.  Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

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

Date: May 16, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 16, 2011