Form 10-Q
period 2011-06-30
United States 12 Month Natural Gas Fund, LP
filed 2011-08-15
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES 12 MONTH NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2011 (Unaudited) and December 31, 2010

	December 31, 2010	December 31, 2010
	June 30, 2011	December 31, 2010

Assets
Cash and cash equivalents (Note 5)	$32,583,105	$30,313,275
Equity in UBS Securities LLC trading accounts:
Cash	4,761,743	6,966,692
Unrealized loss on open commodity futures contracts	(1,458,490)	(2,175,060)
Receivable from General Partner	73,573	151,689
Dividend receivable	255	1,063
Other assets	799	558

Total assets	$35,960,985	$35,258,217

Liabilities and Partners’ Capital
Investment payable	$12	$—
Professional fees payable	99,188	205,005
General Partner management fees payable (Note 3)	22,812	23,857
Brokerage commissions payable	4,485	4,685
Other liabilities	2,341	2,657

Total liabilities	128,838	236,204

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	35,832,147	35,022,013

Total Partners’ Capital	35,832,147	35,022,013

Total liabilities and partners’ capital	$35,960,985	$35,258,217

Limited Partners’ units outstanding	1,100,000	1,000,000

Net asset value per unit	$32.57	$35.02

Market value per unit	$32.66	$34.97

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2011

	$(1,458,490)	$(1,458,490)	$(1,458,490)
	Number of Contracts	Loss on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG August 2011 contracts, expiring July 2011	64	$(200,740)	(0.56)
NYMEX Natural Gas Futures NG September 2011 contracts, expiring August 2011	64	(182,240)	(0.51)
NYMEX Natural Gas Futures NG October 2011 contracts, expiring September 2011	64	(181,520)	(0.51)
NYMEX Natural Gas Futures NG November 2011 contracts, expiring October 2011	64	(144,970)	(0.40)
NYMEX Natural Gas Futures NG December 2011 contracts, expiring November 2011	64	(149,900)	(0.42)
NYMEX Natural Gas Futures NG January 2012 contracts, expiring December 2011	65	(178,550)	(0.50)
NYMEX Natural Gas Futures NG February 2012 contracts, expiring January 2012	64	(190,310)	(0.53)
NYMEX Natural Gas Futures NG March 2012 contracts, expiring February 2012	64	(34,150)	(0.10)
NYMEX Natural Gas Futures NG April 2012 contracts, expiring March 2012	64	(43,400)	(0.12)
NYMEX Natural Gas Futures NG May 2012 contracts, expiring April 2012	64	(41,620)	(0.12)
NYMEX Natural Gas Futures NG June 2012 contracts, expiring May 2012	64	(16,230)	(0.04)
NYMEX Natural Gas Futures NG July 2012 contracts, expiring June 2012	65	(94,860)	(0.26)

Total Open Futures Contracts	770	$(1,458,490)	(4.07)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$7,508,599	$7,508,599	20.95
Goldman Sachs Financial Square Funds - Government Fund - Class SL	2,501,931	2,501,931	6.98
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	22,007,007	22,007,007	61.42

Total Cash Equivalents		$32,017,537	89.35

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2011 and 2010

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(1,127,760)	$(2,761,400)	$(3,068,370)	$(2,772,650)
Change in unrealized gain (loss) on open positions	(799,220)	4,573,760	716,570	(4,783,520)
Dividend income	880	3,342	3,081	4,872
Interest income	123	423	227	775
Other income	1,000	3,000	5,000	4,000

Total income (loss)	(1,924,977)	1,819,125	(2,343,492)	(7,546,523)

Expenses
General Partners’ management fees (Note 3)	69,828	62,548	128,076	114,795
Professional fees	49,868	36,900	99,188	188,500
Brokerage commissions	1,712	4,193	4,378	6,213
Other expenses	3,352	7,290	6,074	9,867

Total expenses	124,760	110,931	237,716	319,375

Expense waiver (Note 3)	(35,903)	(30,482)	(73,573)	(169,020)

Net expenses	88,857	80,449	164,143	150,355

Net income (loss)	$(2,013,834)	$1,738,676	$(2,507,635)	$(7,696,878)

Net income (loss) per limited partnership unit	$(1.70)	$1.82	$(2.45)	$(11.41)

Net income (loss) per weighted average limited partnership unit	$(1.81)	$2.05	$(2.44)	$(9.87)

Weighted average limited partnership units outstanding	1,115,385	846,154	1,025,967	780,110

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the six months ended June 30, 2011

	General Partner	Limited Partners	Total

Balances, at December 31, 2010	$—	$35,022,013	$35,022,013
Addition of 300,000 partnership units	—	10,130,630	10,130,630
Redemption of 200,000 partnership units	—	(6,812,861)	(6,812,861)
Net loss	—	(2,507,635)	(2,507,635)

Balances, at June 30, 2011	$—	$35,832,147	$35,832,147

Net Asset Value Per Unit:
At December 31, 2010	$35.02

At June 30, 2011	$32.57

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2011 and 2010

	Six months ended June 30, 2011	Six months ended June 30, 2010

Cash Flows from Operating Activities:
Net loss	$(2,507,635)	$(7,696,878)
Adjustments to reconcile net loss to cash used in operating activities:
Decrease (increase) in commodity futures trading account - cash	2,204,949	(2,328,109)
Unrealized gain (loss) on futures contracts	(716,570)	4,783,520
(Increase) decrease in receivable from General Partner	78,116	(32,342)
(Increase) decrease in dividend receivable and other assets	567	(1,261)
Increase in investment payable	12	—
Increase (decrease) in professional fees payable	(105,817)	47,700
Increase (decrease) in General Partner management fees payable	(1,045)	5,246
Increase (decrease) in brokerage commissions payable	(200)	885
Increase (decrease) in other liabilities	(316)	1,227

Net cash used in operating activities	(1,047,939)	(5,220,012)

Cash Flows from Financing Activities:
Addition of partnership units	10,130,630	12,642,174
Redemption of partnership units	(6,812,861)	(12,932,599)

Net cash provided by (used in) financing activities	3,317,769	(290,425)

Net Increase (Decrease) in Cash and Cash Equivalents	2,269,830	(5,510,437)

Cash and Cash Equivalents, beginning of period	30,313,275	32,056,391

Cash and Cash Equivalents, end of period	$32,583,105	$26,545,954

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2011 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“US12NG”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. US12NG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). US12NG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of October 30, 2009 (the “LP Agreement”). The investment objective of US12NG is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, less US12NG’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of US12NG to be operated in a fashion such that the net asset value will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. United States Commodity Funds LLC (“USCF”) believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). US12NG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts for natural gas and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of June 30, 2011, US12NG held 770 Futures Contracts for natural gas traded on the NYMEX.

US12NG commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of US12NG. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), a series of the United States Commodity Index Funds Trust (the “Trust”) which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010. USCF has also filed a registration statement to register units of the United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund, three additional series of the Trust.

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

In addition, from July 1, 2011 to December 31, 2011, Authorized Purchasers pay US12NG a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of US12NG but rather at market prices quoted on such exchange.

In November 2009, US12NG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, US12NG listed its units on the NYSE Arca under the ticker symbol “UNL”. On that day, US12NG established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,000,000. US12NG also commenced investment operations on November 18, 2009 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2011, US12NG had registered a total of 30,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In accordance with GAAP, US12NG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. US12NG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. US12NG is not subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in US12NG recording a tax liability that reduces net assets. However, US12NG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. US12NG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2011.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at June 30, 2011.

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

Ongoing Registration Fees and Other Offering Expenses

US12NG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2011 and 2010, US12NG did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Effective as of April 1, 2010, US12NG became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and each of the affiliated funds, except USCI. US12NG shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with all the affiliated funds except USCI, based on the relative assets of each fund, computed on a daily basis. These fees and expenses for the affiliated funds, except USCI, as described above, for the year ending December 31, 2011, are estimated to be a total of $540,000.

Licensing Fees

As discussed in Note 4 below, US12NG entered into a licensing agreement with the NYMEX on December 4, 2007. Pursuant to the agreement, US12NG and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the six months ended June 30, 2011 and 2010, US12NG incurred $4,211 and $4,158, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by USCF, are paid by US12NG. These costs are estimated to be $145,000 for the year ending December 31, 2011.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, US12NG pays all brokerage fees and other expenses in connection with the operation of US12NG, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payment into subsequent periods.

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

Through June 30, 2011, all of the futures contracts held by US12NG were exchange-traded futures contracts. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. As of June 30, 2011, US12NG has not entered into any cleared swaps or over-the-counter transactions. Over-the-counter transactions subject US12NG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. US12NG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. However, as compared to its over-the-counter transactions, it may more easily realize value by reselling its futures contracts. In addition, US12NG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of US12NG’s cash in money market funds that seek to maintain a stable net asset value. US12NG is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2011 and December 31, 2010, US12NG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $37,344,848 and $37,279,967, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2011 and 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2011 (Unaudited)	For the six months ended June 30, 2010 (Unaudited)

Per Unit Operating Performance:

Net asset value, beginning of period	$35.02	$53.77
Total loss	(2.29)	(11.22)
Total expenses	(0.16)	(0.19)

Net decrease in net asset value	(2.45)	(11.41)

Net asset value, end of period	$32.57	$42.36

Total Return	(7.00)%	(21.22)%

Ratios to Average Net Assets
Total loss	(6.81)%	(21.19)%

Management fees*	0.75%	0.65%

Total expenses excluding management fees*	0.64%	1.16%

Expenses waived*	(0.43)%	(0.96)%

Net expenses excluding management fees*	0.21%	0.20%

Net loss	(7.28)%	(21.61)%

*	Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from US12NG.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

US12NG values its investments in accordance with Accounting Standards Codification 820 - Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of US12NG (observable inputs) and (2) US12NG’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

Level I - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II - Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

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

The following table summarizes the valuation of US12NG’s securities at December 31, 2010 using the fair value hierarchy:

	$28,013,635	$28,013,635	$28,013,635	$28,013,635
At December 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$28,013,635	$28,013,635	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,175,060)	(2,175,060)	—	—

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of US12NG’s securities at June 30, 2011 using the fair value hierarchy:

	$32,017,537	$32,017,537	$32,017,537	$32,017,537
At June 30, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$32,017,537	$32,017,537	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,458,490)	(1,458,490)	—	—

During the six months ended June 30, 2011, there were no significant transfers between Level I and Level II.

US12NG has adopted the provisions of Accounting Standards Codification 815 - Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed State	Condensed State	Condensed State
Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At June 30, 2011	Fair Value At December 31, 2010
Futures - Commodity Contracts	Assets	$(1,458,490)	$(2,175,060)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2011		For the six months ended June 30, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(3,068,370)		$(2,772,650)
	Change in unrealized gain (loss) on open positions		$716,570		$(4,783,520)

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 is not expected to have a material impact on US12NG’s financial statement disclosures.

In January 2010, FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on US12NG’s financial statement disclosures.

NOTE 9 - SUBSEQUENT EVENTS

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

Introduction

US12NG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of US12NG is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, less US12NG’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of US12NG to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. The general partner of US12NG, the United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below).

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

US12NG seeks to achieve its investment objective by investing in a combination of natural gas Futures Contracts and Other Natural Gas-Related Investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the average of the prices of the Benchmark Futures Contracts, also measured in percentage terms. USCF believes the daily changes in the average of the prices of the Benchmark Futures Contracts have historically exhibited a close correlation with the daily changes in the spot price of natural gas. It is not the intent of US12NG to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts and Other Natural Gas-Related Investments.

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

The regulation of commodity interests in the United States is subject to ongoing modification by governmental and judicial action. On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law.

All of the Dodd-Frank Act’s provisions will have become effective by the date of this quarterly report on Form 10-Q. However, new rules implementing, and in many cases, interpreting and clarifying, the Dodd-Frank Act’s new requirements have not been finalized. Therefore, US12NG will necessarily operate in a period of regulatory uncertainty until new regulations have been finalized. Some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact US12NG are discussed below.

Provisions in the Dodd-Frank Act include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. The new law and the rules thereunder may negatively impact US12NG’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect US12NG. In particular, new position limits imposed on US12NG or its counterparties may impact US12NG’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of US12NG’s investments and doing business, which could adversely impact the ability of US12NG to achieve its investment objective.

On January 13, 2011, the U.S. Commodity Futures Trading Commission (the “CFTC”) proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity. At this time, it is unknown precisely when such position limits would take effect. It is also unclear when the CFTC’s proposed rule regarding position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under such proposed rule are substantially similar to the position limits currently set by the exchanges, will take effect.

On April 12, 2011, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for certain swap dealers and major swap participants (collectively, “Covered Swap Entities”), which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The public comment period for these rules was extended on June 23, 2011. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

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

The CFTC and the SEC have proposed joint rules defining “swaps” and “security-based swaps,” which would provide additional clarity regarding which transactions will be regulated as such under the Dodd-Frank Act and, more specifically, whether and how new CFTC and SEC rules will apply to US12NG. The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but, with one exception not applicable to US12NG and the affiliated funds managed by USCF, the CFTC has not promulgated any final rules or indicated when such final rules would take effect. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. The effect of the future regulatory change on US12NG is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of US12NG (the “LP Agreement”) to manage US12NG. USCF is authorized by US12NG in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2011. The average price of the Benchmark Futures Contracts started the period at $4.64. It hit a peak on June 8, 2011 of $5.059 and fell during the course of the period. The average low price of the period was on March 3, 2011, when the average price of the Benchmark Futures Contracts was $4.223. The average price of the Benchmark Futures Contracts on June 30, 2011 was $4.65, for a return of approximately 0.30% over the period. US12NG’s NAV initially rose during the period from a starting level of $35.02 per unit to a high on January 21, 2011 of $36.79 per unit. US12NG’s NAV reached its low for the period on March 3, 2011 at $30.92 per unit. The NAV on June 30, 2011 was $32.57, down approximately 7.00% over the period. The Benchmark Futures Contract prices listed above began with the February 2011-January 2012 contracts and ended with the August 2011-July 2012 contracts. The return of approximately 0.30% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that US12NG seeks to track, which are more fully described below in the section titled “Tracking US12NG’s Benchmark.”

During the six months ended June 30, 2011, the natural gas futures market was primarily in a state of contango, with the exception of a brief period in early January 2011, meaning that the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 units, US12NG has not registered any subsequent offerings of its units. As of June 30, 2011, US12NG had issued 1,900,000 units, 1,100,000 of which were outstanding. As of June 30, 2011, there were 28,100,000 units registered but not yet issued.

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

For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

As of June 30, 2011, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $1,458,490 and US12NG established cash deposits, including cash investments in money market funds that were equal to $37,344,848. US12NG held 87.25% of its cash assets in overnight deposits and money market funds at its custodian bank, while 12.75% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2011 was $32.57.

By comparison, as of June 30, 2010, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $3,120,850, and US12NG established cash deposits, including cash investments in money market funds, that were equal to $32,814,479. US12NG held 80.90% of its cash assets in overnight deposits and money market funds at its custodian bank, while 19.10% of the cash balance was held as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits and money market funds for June 30, 2011 as compared to June 30, 2010 was the result of US12NG’s larger size in the prior period as measured by total net assets. The ending per unit NAV on June 30, 2010 was $42.36. The decrease in the per unit NAV from June 30, 2011 as compared to June 30, 2010 was primarily a result of sharply lower prices for natural gas and the related decline in the value of the Futures Contracts that US12NG had invested in between the period ended June 30, 2010 and the period ended June 30, 2011.

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

During the six months ended June 30, 2011, the daily average total net assets of US12NG were $34,436,602. The management fee incurred by US12NG during the period amounted to $128,076. Management fees as a percentage of total net assets averaged 0.75% over the course of this six month period. By comparison, during the six months ended June 30, 2010, the daily average total net assets of US12NG were $35,619,620. The management fee paid by US12NG during the period amounted to $114,795. Management fees as a percentage of total net assets averaged 0.65% over the course of this six month period. US12NG’s management fees as a percentage of total net assets were higher for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due to the fact that USCF resumed charging its standard rate effective May 1, 2010, as detailed in the paragraph above.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the six months ended June 30, 2011 was $109,640, as compared to $204,580 for the six months ended June 30, 2010. The decrease in expenses for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due to decreased tax reporting, audit, licensing, directors, and other fees during the six months ended June 30, 2011. For the six months ended June 30, 2011 and 2010, US12NG did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the six months ended June 30, 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by US12NG. The total amount of the expense waiver was $73,573 for the six months ended June 30, 2011 and $169,020 for the six months ended June 30, 2010. For the six months ended June 30, 2011 and 2010, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $237,716 and $319,375, respectively, and after allowance for the expense waiver, totaled $164,143 and $150,355, respectively.

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including the United States Commodity Index Fund (“USCI”)) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Affiliated funds of US12NG include the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States Brent Oil Fund, LP (“USBO”) and USCI. US12NG shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds, except USCI. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, and US12NG’s portion of such fees and expenses was $7,571. Effective as of April 1, 2010, US12NG became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

US12NG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six months ended June 30, 2011, total commissions paid to brokers amounted to $4,378. By comparison, during the six months ended June 30, 2010, total commissions paid to brokers amounted to $6,213. The decrease in the total commissions paid to brokers for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded due to a decrease in redemptions of units during the six months ended June 30, 2011. As an annualized percentage of total net assets, the figure for the six months ended June 30, 2011 represents approximately 0.02% of total net assets. By comparison, the figure for the six months ended June 30, 2010 represented approximately 0.04% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the six months ended June 30, 2011.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by USCF, are paid by US12NG. These costs are estimated to be $145,000 for the year ending December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2011, US12NG earned $3,308 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. US12NG did not purchase Treasuries during the six months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2010, US12NG earned $5,647 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. US12NG did not purchase Treasuries during the six months ended June 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2011 compared to the same time period in 2010. As a result, the amount of income earned by US12NG as a percentage of total net assets was lower during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Portfolio Expenses. During the three months ended June 30, 2011, the daily average total net assets of US12NG were $37,343,592. The management fee incurred by US12NG during the period amounted to $69,828. Management fees as a percentage of total net assets averaged 0.75% over the course of this three month period. By comparison, during the three months ended June 30, 2010, the daily average total net assets of US12NG were $35,920,484. The management fee paid by US12NG during the period amounted to $62,548. Management fees as a percentage of total net assets averaged 0.70% over the course of this three month period. US12NG’s management fees as a percentage of total net assets were higher for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due to the fact that USCF resumed charging its standard rate effective May 1, 2010, as described above.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended June 30, 2011 was $54,932, as compared to $48,383 for the three months ended June 30, 2010. The increase in expenses for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily due to the relative size of US12NG and activity that resulted from its increased size, including increased tax reporting, audit, licensing, directors, and other fees during the three months ended June 30, 2011. For the three months ended June 30, 2011 and 2010, US12NG did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the three months ended June 30, 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by US12NG. The total amount of the expense waiver was $35,903 for the three months ended June 30, 2011 and $30,482 for the three months ended June 30, 2010. For the three months ended June 30, 2011 and 2010, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $124,760 and $110,931, respectively, and after allowance for the expense waiver, totaled $88,857 and $80,449, respectively.

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including USCI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Affiliated funds of US12NG include USOF, USNG, US12OF, UGA, USHO, USSO, USBO and USCI. US12NG shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds, except USCI. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, and US12NG’s portion of such fees and expenses was $7,571. Effective as of April 1, 2010, US12NG became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

US12NG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended June 30, 2011, total commissions paid to brokers amounted to $1,712. By comparison, during the three months ended June 30, 2010, total commissions paid to brokers amounted to $4,193. The decrease in the total commissions paid to brokers for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded due to a decrease in redemptions and creations of units during the three months ended June 30, 2011. As an annualized percentage of total net assets, the figure for the three months ended June 30, 2011 represents approximately 0.02% of total net assets. By comparison, the figure for the three months ended June 30, 2010 represented approximately 0.05% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the three months ended June 30, 2011.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by USCF, are paid by US12NG. These costs are estimated to be $145,000 for the year ending December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2011, US12NG earned $1,003 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.01%. US12NG did not purchase Treasuries during the three months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2010, US12NG earned $3,765 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. US12NG did not purchase Treasuries during the three months ended June 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2011 compared to the same time period in 2010. As a result, the amount of income earned by US12NG as a percentage of total net assets was lower during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

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

For the 30 valuation days ended June 30, 2011, the simple average daily change in the average of the Benchmark Futures Contracts was 0.012%, while the simple average daily change in the NAV of US12NG over the same time period was 0.008%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was 0.644%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of US12NG’s NAV versus the daily movement of the Benchmark Futures Contracts for the 30-valuation day period ended June 30, 2011. The second chart below shows the monthly total returns of US12NG as compared to the monthly value of the Benchmark Futures Contracts since inception.

Since the commencement of the offering of US12NG units to the public on November 18, 2009 to June 30, 2011, the simple average daily change in the average price of its Benchmark Futures Contracts was -0.084%, while the simple average daily change in the NAV of US12NG over the same time period was -0.088%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was -0.512%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of US12NG versus the return of its Benchmark Futures Contracts can be calculated by comparing the actual return of US12NG, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that US12NG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contracts.

For the six months ended June 30, 2011, the actual total return of US12NG as measured by changes in its NAV was -7.00%. This is based on an initial NAV of $35.02 on December 31, 2010 and an ending NAV as of June 30, 2011 of $32.57. During this time period, US12NG made no distributions to its unitholders. However, if US12NG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12NG would have had an estimated NAV of $32.73 as of June 30, 2011, for a total return over the relevant time period of -6.59%. The difference between the actual NAV total return of US12NG of -7.00% and the expected total return based on the Benchmark Futures Contracts of -6.59% was an error over the time period of -0.46%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that US12NG pays, offset in part by the income that US12NG collects on its cash and cash equivalent holdings. During the six months ended June 30, 2011, US12NG received dividend and interest income of $3,308, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the six months ended June 30, 2011, US12NG also collected $5,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12NG’s actual return. However, if the total assets of US12NG continue to increase, USCF believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the six months ended June 30, 2011, US12NG incurred total net expenses of $164,143. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(155,835), which is equivalent to an annualized weighted average net income rate of -0.91% for the six months ended June 30, 2011.

By comparison, for the six months ended June 30, 2010, the actual total return of US12NG as measured by changes in its NAV was -21.22%. This was based on an initial NAV of $53.77 on December 31, 2009 and an ending NAV as of June 30, 2010 of $42.36. During this time period, US12NG made no distributions to its unitholders. However, if US12NG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, US12NG would have had an estimated NAV of $42.52 as of June 30, 2010, for a total return over the relevant time period of -20.92%. The difference between the actual NAV total return of US12NG of -21.22% and the expected total return based on the Benchmark Futures Contracts of -20.92% was an error over the time period of -0.30%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that US12NG paid, offset in part by the income that US12NG collected on its cash and cash equivalent holdings. During the six months ended June 30, 2010, US12NG received dividend and interest income of $5,647, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the six months ended June 30, 2010, US12NG also collected $4,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12NG’s actual return. During the six months ended June 30, 2010, US12NG incurred total net expenses of $150,355. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(140,708), which is equivalent to an annualized weighted average net income rate of -0.80% for the six months ended June 30, 2010.

There are currently three factors that have impacted or are most likely to impact US12NG’s ability to accurately track its Benchmark Futures Contracts.

First, US12NG may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12NG executes the trade. In that case, US12NG may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily NAV of US12NG to either be too high or too low relative to the changes in the Benchmark Futures Contracts. During the six months ended June 30, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12NG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12NG’s attempt to track the Benchmark Futures Contracts over time.

Second, US12NG earns dividend and interest income on its cash and cash equivalents. US12NG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2011. Interest payments, and any other income, were retained within the portfolio and added to US12NG’s NAV. When this income exceeds the level of US12NG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), US12NG will realize a net yield that will tend to cause daily changes in the NAV of US12NG to track slightly higher than daily changes in the Benchmark Futures Contracts. During the six months ended June 30, 2011, US12NG earned, on an annualized basis, approximately 0.02% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees, approximately 0.02% in brokerage commission costs related to the purchase and sale of futures contracts and 0.19% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.94% and affected US12NG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12NG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the NAV of US12NG that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts. During the six months ended June 30, 2011, US12NG did not hold Other Natural Gas-Related Investments. If US12NG increases in size, and due to its obligations to comply with regulatory limits, US12NG may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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
18.00
16.00
14.00
12.00
10.00
8.00
6.00
4.00
2.00
-
1/1/2001
4/1/2001
7/1/2001
10/1/2001
1/1/2002
4/1/2002
7/1/2002
10/1/2002
1/1/2003
4/1/2003
7/1/2003
10/1/2003
1/1/2004
4/1/2004
7/1/2004
10/1/2004
1/1/2005
4/1/2005
7/1/2005
10/1/2005
1/1/2006
4/1/2006
7/1/2006
10/1/2006
1/1/2007
4/1/2007
7/1/2007
10/1/2007
1/1/2008
4/1/2008
7/1/2008
10/1/2008
1/1/2009
4/1/2009
7/1/2009
10/1/2009
1/1/2010
4/1/2010
7/1/2010
10/1/2010
NG1
12M Strip Price

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of US12NG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in US12NG units during the six months ended June 30, 2011 relative to a hypothetical direct investment in natural gas. For example, an investment in US12NG units made on December 31, 2010 and held to June 30, 2011 decreased based upon the changes in the NAV for US12NG units on those days, by approximately -7.00%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 0.30% and the average price of the Benchmark Futures Contracts increased by approximately $0.014 (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2009 to June 30, 2010, contango impacted the total return on an investment in US12NG units relative to a hypothetical direct investment in natural gas. For example, an investment in US12NG units made on December 31, 2009 and held to June 30, 2010 decreased, based upon the changes in the NAV for US12NG units on those days, by approximately -22.29%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately -17.16% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the six months ended June 30, 2011, natural gas prices in the United States were impacted by several factors. At the beginning of 2010, the amount of natural gas in storage remained near the high of average levels as compared to the previous five years. It remained comparable to 2010 levels during the first quarter of 2011. During the second quarter of 2011, the amount of natural gas in storage fell below 2010 levels to the approximate median of the maximum-minimum range of the previous five years. Although prices were volatile, they tended to trend along with the seasonal changes in natural gas storage levels. Colder temperatures during January and February 2011, followed by warmer temperatures during March, April, May, and June 2011, contributed to the volatility in prices. In addition, increased natural gas production also contributed to a decline in natural gas prices during the six months ended June 30, 2011, with prices reaching a low of $3.778 on March 3, 2011.

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

For the ten-year time period between June 30, 2001 and June 30, 2011, the chart below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in natural gas had a positive, but moderate, correlation to movements in heating oil, crude oil and unleaded gasoline.

Correlation Matrix June 30, 2001-2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.328	0.968	0.208	0.204	0.189	0.041
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.294	-0.161	-0.131	-0.254	0.104
Global Equities (FTSE World Index)			1.000	0.296	0.288	0.248	0.095
Crude Oil				1.000	0.812	0.728	0.389
Heating Oil					1.000	0.728	0.507
Unleaded Gasoline						1.000	0.308
Natural Gas							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was negatively correlated with U.S. government bonds. However, movements in natural gas had a positive, yet moderate, correlation with the movements of large cap U.S. equities, global equities, crude oil, heating oil and gasoline.

Correlation Matrix 12 Months ended June 30, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.444	0.985	0.273	0.829	0.632	0.356
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.400	-0.105	-0.534	-0.469	-0.197
Global Equities (FTSE World Index)			1.000	0.275	0.795	0.613	0.350
Crude Oil				1.000	0.271	0.264	0.217
Heating Oil					1.000	0.862	0.457
Unleaded Gasoline						1.000	0.593
Natural Gas							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between natural gas and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results. The results pictured above would have been different if a different range of dates had been selected. USCF believes that natural gas has historically not demonstrated a strong correlation with equities or bonds over long periods of time. However, USCF also believes that in the future it is possible that natural gas could have long-term correlation results that indicate prices of natural gas more closely track the movements of equities or bonds. In addition, USCF believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of natural gas to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long-term historical results suggest.

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

US12NG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. US12NG has allocated substantially all of its net assets to trading in Natural Gas Interests. US12NG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of US12NG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the net assets is held in US12NG’s account at its custodian bank. Income received from US12NG’s money market funds is paid to US12NG. During the six months ended June 30, 2011, US12NG’s expenses exceeded the income US12NG earned and the cash earned from the sale of Creation Baskets. During the six months ended June 30, 2011, US12NG was forced to use other assets to pay cash expenses, which could cause a drop in US12NG’s NAV over time. To the extent expenses have exceeded income, US12NG’s NAV will be negatively impacted.

US12NG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12NG from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2011, US12NG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12NG cannot predict whether such an event may occur in the future.

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

Credit Risk

When US12NG enters into Futures Contracts and Other Natural Gas-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to US12NG in such circumstances.

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

As of June 30, 2011, US12NG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $37,344,848. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2011, US12NG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12NG. While US12NG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12NG’s financial position.

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

USCF pays the fees of US12NG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of US12NG’s condensed financial statements and its SEC and CFTC reports. USCF and US12NG have also entered into a licensing agreement with the NYMEX pursuant to which US12NG and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee to the NYMEX. US12NG also pays the fees and expenses associated with its tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which are borne by USCF. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

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

As of June 30, 2011, US12NG’s portfolio consisted of 770 Natural Gas Futures NG Contracts traded on the NYMEX. For a list of US12NG’s current holdings, please see US12NG’s website at www.unitedstates12monthnaturalgasfund.com.

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

Some natural gas-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other natural gas-based derivatives have highly customized terms and conditions and are not as widely available. Many of these OTC Contracts are cash-settled forwards for the future delivery of natural gas- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of natural gas, forward natural gas price or natural gas futures price. In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average price of future contracts for a specified period or the price on a specific date, with payments typically made between the parties on a net basis. For example, US12NG may enter into OTC Contracts whose value will be tied to changes in the difference between the spot price of natural gas, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts in which US12NG may invest.

To reduce the credit risk that arises in connection with such contracts, US12NG will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s board of directors (the “Board”). Furthermore, USCF on behalf of US12NG only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. US12NG will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

The Dodd-Frank Act requires the CFTC and SEC to establish both “initial and variation margin requirements” on all swaps that are not cleared by a registered clearing organization (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed rules addressing margin requirements and the statutory right of certain market participants but has not implemented any rules on these issues. On April 12, 2011, the Prudential Regulators and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for Covered Swap Entities, which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The public comment period for these rules was extended on June 23, 2011. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

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

The CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator. Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator. In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011.

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

During the six months ended June 30, 2011, US12NG did not employ any hedging methods such as those described above since all of US12NG’s investments were made over an exchange. Therefore, during such period, US12NG was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in US12NG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 31, 2011, except for the update to the risk factor set forth below and the addition of the two risk factors set forth below.

Updated Risk Factor:

The financial markets are currently in a period of disruption and US12NG does not expect these conditions to improve in the near future.

Since 2008, the financial markets have experienced difficult financial conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in sporadic availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. Although the financial markets saw some signs of a recovery beginning in late 2010, economic growth in 2011 has been slow and the financial markets are still fragile and could fall into another recession. Another recession could adversely affect the financial condition and results of operations of US12NG’s service providers and Authorized Purchasers which would impact the ability of USCF to achieve US12NG’s investment objective.

New Risk Factors:

US12NG would be negatively impacted if the United States Treasury were to default on its obligations to make payments on Treasury Securities.

Recent events in Washington, D.C. regarding passing a fiscal budget have drawn concern regarding the United States Government’s ability to pay it obligations to holders of Treasury Securities. If US12NG is not able to redeem its investments in Treasury Securities prior to maturity and the U.S. Government cannot pay its obligations, US12NG would be negatively impacted. In addition, US12NG might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasury Securities.

Further ratings downgrades on sovereigns could cause further global market volatility, negatively impacting the ability of sovereigns to borrow funds and pay debt obligations.

In August 2011, Standard & Poor’s downgraded the United States’ long-term credit rating from AAA to AA+. This downgrade resulted in global market volatility and it is unclear what effect such downgrade will have on various State debt obligations, as well as other sovereign debt obligations. Such downgrades could have a global impact resulting in a recessionary market and defaults on sovereign debt obligations. Any default on a sovereign to pay its debt obligations could negatively impact US12NG.

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed herewith.
(2)

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: August 15, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 15, 2011