Form 10-Q
period 2011-09-30
United States 12 Month Natural Gas Fund, LP
filed 2011-11-14
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At September 30, 2011 (Unaudited) and December 31, 2010

	September 30, 2011	September 30, 2011
	September 30, 2011	December 31, 2010

Assets
Cash and cash equivalents (Note 5)	$28,818,091	$30,313,275
Equity in UBS Securities LLC trading accounts:
Cash	7,350,016	6,966,692
Unrealized loss on open commodity futures contracts	(5,368,090)	(2,175,060)
Receivable for General Partner (Note 3)	113,169	151,689
Dividend receivable	123	1,063
Other assets	502	558

Total assets	$30,913,811	$35,258,217

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$19,789	$23,857
Brokerage commissions payable	4,260	4,685
Other liabilities	153,371	207,662

Total liabilities	177,420	236,204

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	30,736,391	35,022,013

Total Partners’ Capital	30,736,391	35,022,013

Total liabilities and partners’ capital	$30,913,811	$35,258,217

Limited Partners’ units outstanding	1,100,000	1,000,000

Net asset value per unit	$27.94	$35.02

Market value per unit	$27.88	$34.97

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2011

	Number of Contracts	Loss on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG November 2011 contracts, expiring October 2011	63	$(701,220)	(2.28)
NYMEX Natural Gas Futures NG December 2011 contracts, expiring November 2011	62	(626,760)	(2.04)
NYMEX Natural Gas Futures NG January 2012 contracts, expiring December 2011	62	(616,710)	(2.01)
NYMEX Natural Gas Futures NG February 2012 contracts, expiring January 2012	62	(615,930)	(2.00)
NYMEX Natural Gas Futures NG March 2012 contracts, expiring February 2012	62	(455,910)	(1.48)
NYMEX Natural Gas Futures NG April 2012 contracts, expiring March 2012	62	(402,340)	(1.31)
NYMEX Natural Gas Futures NG May 2012 contracts, expiring April 2012	63	(400,730)	(1.30)
NYMEX Natural Gas Futures NG June 2012 contracts, expiring May 2012	62	(365,470)	(1.19)
NYMEX Natural Gas Futures NG July 2012 contracts, expiring June 2012	62	(440,260)	(1.43)
NYMEX Natural Gas Futures NG August 2012 contracts, expiring July 2012	62	(368,190)	(1.20)
NYMEX Natural Gas Futures NG September 2012 contracts, expiring August 2012	62	(203,380)	(0.66)
NYMEX Natural Gas Futures NG October 2012 contracts, expiring September 2012	63	(171,190)	(0.56)

Total Open Futures Contracts	747	$(5,368,090)	(17.46)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$5,508,772	$5,508,772	17.92
Goldman Sachs Financial Square Funds - Government Fund - Class SL	1,501,961	1,501,961	4.89
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	9,507,447	9,507,447	30.93

Total Cash Equivalents		$16,518,180	53.74

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2011 and 2010

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Income
Loss on trading of commodity futures contracts:
Realized loss on closed positions	$(1,107,430)	$(1,781,810)	$(4,175,800)	$(4,554,460)
Change in unrealized loss on open positions	(3,909,600)	(4,756,700)	(3,193,030)	(9,540,220)
Dividend income	525	4,198	3,606	9,070
Interest income	810	520	1,037	1,295
Other income	—	2,000	5,000	6,000

Total loss	(5,015,695)	(6,531,792)	(7,359,187)	(14,078,315)

Expenses
General Partners management fees (Note 3)	63,384	61,326	191,460	176,121
Brokerage commissions	1,073	2,660	5,451	8,873
Other expenses	55,200	6,115	160,462	204,482

Total expenses	119,657	70,101	357,373	389,476

Expense waiver (Note 3)	(39,596)	—	(113,169)	(169,020)

Net expenses	80,061	70,101	244,204	220,456

Net loss	$(5,095,756)	$(6,601,893)	$(7,603,391)	$(14,298,771)

Net loss per limited partnership unit	$(4.63)	$(8.03)	$(7.08)	$(19.44)

Net loss per weighted average limited partnership unit	$(4.63)	$(7.78)	$(7.24)	$(17.80)

Weighted average limited partnership units outstanding	1,100,000	848,913	1,050,916	803,297

See accompanying notes to condensed financial statements.

United State 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the nine months ended September 30, 2011

	September 30, 2011	September 30, 2011	September 30, 2011
	General Partner	Limited Partners	Total

Balances, at December 31, 2010	$—	$35,022,013	$35,022,013
Addition of 300,000 partnership units	—	10,130,630	10,130,630
Redemption of 200,000 partnership units	—	(6,812,861)	(6,812,861)
Net loss	—	(7,603,391)	(7,603,391)

Balances, at September 30, 2011	$—	$30,736,391	$30,736,391

Net Asset Value Per Unit:
At December 31, 2010	$35.02

At September 30, 2011	$27.94

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2011 and 2010

	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Cash Flows from Operating Activities:
Net loss	$(7,603,391)	$(14,298,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account - cash	(383,324)	(8,187,739)
Unrealized loss on futures contracts	3,193,030	9,540,220
(Increase) decrease in receivable from General Partner	38,520	(32,342)
(Increase) decrease in dividend receivable and other assets	996	(985)
Increase (decrease) in General Partner management fees payable	(4,068)	9,465
Decrease in brokerage commissions payable	(425)	(15)
Increase (decrease) in other liabilities	(54,291)	52,020

Net cash used in operating activities	(4,812,953)	(12,918,147)

Cash Flows from Financing Activities:
Addition of partnership units	10,130,630	30,789,052
Redemption of partnership units	(6,812,861)	(12,932,599)

Net cash provided by financing activities	3,317,769	17,856,453

Net Increase (Decrease) in Cash and Cash Equivalents	(1,495,184)	4,938,306

Cash and Cash Equivalents, beginning of period	30,313,275	32,056,391

Cash and Cash Equivalents, end of period	$28,818,091	$36,994,697

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2011 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“US12NG”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. US12NG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). US12NG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of October 30, 2009 (the “LP Agreement”). The investment objective of US12NG is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, less US12NG’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of US12NG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. United States Commodity Funds LLC (“USCF”) believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). US12NG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts for natural gas and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of September 30, 2011, US12NG held 747 Futures Contracts for natural gas traded on the NYMEX.

US12NG commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of US12NG. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Agriculture Index Fund (“USAG”), the United States Copper Index Fund (“CPER”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010. CPER will be listing its units on the NYSE Arca on November 15, 2011. USAG and USMI are not listed on the NYSE Arca as of the filing of this quarterly report on Form 10-Q. USCF has also filed registration statements to register units of the United States Sugar Fund, the United States Natural Gas Double Inverse Fund, the United States Gasoil Fund and the United States Asian Commodities Basket Fund, each a series of the United States Commodity Funds Trust I.

US12NG issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the NAV of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

From July 1, 2011 to December 31, 2011, Authorized Purchasers pay US12NG a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 100,000 units; prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the NAV of US12NG but rather at market prices quoted on such exchange.

In November 2009, US12NG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, US12NG listed its units on the NYSE Arca under the ticker symbol “UNL”. On that day, US12NG established its initial NAV by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,000,000. US12NG also commenced investment operations on November 18, 2009 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of September 30, 2011, US12NG had registered a total of 30,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In accordance with GAAP, US12NG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. US12NG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. US12NG is not subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in US12NG recording a tax liability that reduces net assets. However, US12NG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. US12NG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2011.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the NAV of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

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

Calculation of Net Asset Value

US12NG’s NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. US12NG uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the NAV per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at September 30, 2011.

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

Ongoing Registration Fees and Other Offering Expenses

US12NG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2011 and 2010, US12NG did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance for all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI, USAG, USMI and CPER) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships and, as of July 8, 2011, those affiliated funds organized as a series of a Delaware statutory trust. US12NG shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. Effective as of April 1, 2010, US12NG became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and each of the affiliated funds, except USCI, USAG, USMI and CPER.

Licensing Fees

As discussed in Note 4 below, US12NG entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, up to October 19, 2011, US12NG and the affiliated funds managed by USCF, other than USBO, USCI, USMI, CPER and USAG, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. On and after October 20, 2011, US12NG and the affiliated funds managed by USCF, other than USBO, USCI, USMI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all assets. During the nine months ended September 30, 2011 and 2010, US12NG incurred $6,415 and $6,137, respectively, under this arrangement. See Note 9 below.

Investor Tax Reporting Cost

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $55,000 for the year ending December 31, 2011.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to US12NG and each of the affiliated funds managed by USCF, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, USBO’s, USCI’s, USAG’s, USMI’s and CPER’s combined net assets, (b) 0.0465% for US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, USBO’s, USCI’s, USAG’s, USMI’s and CPER’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, USBO’s, USCI’s, USAG’s, USMI’s and CPER’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

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

US12NG and the NYMEX entered into a licensing agreement on December 4, 2007, as amended on October 20, 2011, whereby US12NG was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, US12NG and the affiliated funds managed by USCF, other than USBO, USCI, USMI, CPER and USAG, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. US12NG expressly disclaims any association with the NYMEX or endorsement of US12NG by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX. See Note 9 below.

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

All of the futures contracts held by US12NG were exchange-traded through September 30, 2011. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. As of September 30, 2011, US12NG has not entered into any cleared swaps or over-the-counter transactions. Over-the-counter transactions subject US12NG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. US12NG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. However, as compared to its over-the-counter transactions, it may more easily realize value by reselling its futures contracts. In addition, US12NG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of US12NG’s cash in money market funds that seek to maintain a stable NAV. US12NG is exposed to any risk of loss associated with an investment in such money market funds. USCF holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of September 30, 2011 and December 31, 2010, US12NG held cash deposits and investments in money market funds in the amounts of $36,168,107 and $37,279,967, respectively. This amount is subject to loss should US12NG’s custodian cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2011 and 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2011 (Unaudited)	For the nine months ended September 30, 2010 (Unaudited)

Per Unit Operating Performance:

Net asset value, beginning of period	$35.02	$53.77
Total loss	(6.85)	(19.17)
Total expenses	(0.23)	(0.27)

Net decrease in net asset value	(7.08)	(19.44)

Net asset value, end of period	$27.94	$34.33

Total Return	(20.22)%	(36.15)%

Ratios to Average Net Assets
Total loss	(21.56)%	(40.75)%

Management fees*	0.75%	0.68%

Total expenses excluding management fees*	0.65%	0.83%

Expenses waived*	(0.44)%	(0.66)%

Net expenses excluding management fees*	0.21%	0.17%

Net loss	(22.28)%	(41.39)%

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

The following table summarizes the valuation of US12NG’s securities at December 31, 2010 using the fair value hierarchy:

At December 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$28,013,635	$28,013,635	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,175,060)	(2,175,060)	—	—

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of US12NG’s securities at September 30, 2011 using the fair value hierarchy:

At September 30, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$16,518,180	$16,518,180	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(5,368,090)	(5,368,090)	—	—

During the nine months ended September 30, 2011, there were no significant transfers between Level I and Level II.

US12NG has adopted the provisions of Accounting Standards Codification 815 - Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At September 30, 2011	Fair Value At December 31, 2010
Futures - Commodity Contracts	Assets	$(5,368,090)	$(2,175,060)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2011		For the nine months ended September 30, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(4,175,800)		$(4,554,460)
	Change in unrealized loss on open positions		$(3,193,030)		$(9,540,220)

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 is not expected to have a material impact on US12NG’s financial statements.

In January 2010, FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on US12NG’s financial statements.

NOTE 9 - SUBSEQUENT EVENTS

US12NG has performed an evaluation of subsequent events through the date the financial statements were issued. The subsequent events were as follows:

As discussed in Note 3 and Note 4 above, on October 20, 2011, US12NG and the NYMEX amended the licensing agreement. Pursuant to the agreement, up to October 19, 2011, US12NG and the affiliated funds managed by USCF, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. On and after October 20, 2011, US12NG and the affiliated funds managed by USCF, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all assets.

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

Introduction

US12NG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of US12NG is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, less US12NG’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of US12NG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. The general partner of US12NG, the United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below).

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

US12NG seeks to achieve its investment objective by investing in a combination of natural gas Futures Contracts and Other Natural Gas-Related Investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the average of the prices of the Benchmark Futures Contracts, also measured in percentage terms. USCF believes the daily changes in the average of the prices of the Benchmark Futures Contracts have historically exhibited a close correlation with the daily changes in the spot price of natural gas. It is not the intent of US12NG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts and Other Natural Gas-Related Investments.

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

All of the Dodd-Frank Act’s new provisions became effective on July 16, 2011. However, some new rules implementing, and in many cases, interpreting and clarifying, the Dodd-Frank Act’s new requirements have not been finalized. Therefore, US12NG will necessarily operate in a period of regulatory uncertainty until all applicable new regulations have been finalized. Some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact US12NG are discussed below.

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

On October 18, 2011, the U.S. Commodity Futures Trading Commission (the “CFTC”) adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held across separate Funds or Trust Series.

The position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at the Futures Exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the Futures Exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity. Cash-settled NYMEX Henry Hub Natural Gas contracts, however, will be subject to a cash-settled spot-month position limit and an aggregate limit (extending across positions in both physical-delivery and cash-settled natural gas contracts), each set at five-times the limit that applies to the physical-delivery NYMEX Henry Hub Natural Gas contract.

Non-spot-month position limits will go into effect by CFTC order after the CFTC has received one year of open interest data on physical commodity cleared and uncleared swaps under the swaps large trader reporting rule. The non-spot month limits will be adjusted biennially based on Referenced Contract open interest. Non-spot-month position limits (i.e., limits applied to positions in all contract months combined or in a single contract month) will be set using the 10/2.5 percent formula: 10 percent of the contract’s first 25,000 of open interest and 2.5 percent thereafter. These limits will be reset biennially based on two years of open interest data.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of US12NG to achieve its investment objective. However, as of the filing of this quarterly report on Form 10-Q, additional studies are required before final rules are implemented, and therefore, it cannot be determined with certainty what impact such rules will have on US12NG.

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

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether a Covered Swap Entity’s counterparty to a particular swap is (1) also a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to US12NG and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

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

The CFTC and the SEC have proposed joint rules defining “swaps” and “security-based swaps,” which would provide additional clarity regarding which transactions will be regulated as such under the Dodd-Frank Act and, more specifically, whether and how new CFTC and SEC rules will apply to US12NG. Final rules with regard to the definition of “swaps” and “security-based swaps” have not yet been proposed.

The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but continues to issue proposed versions of additional rules that it has authority to promulgate.

On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modifies the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012.

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

Price Movements

Natural gas futures prices were volatile during the nine months ended September 30, 2011. The average price of the Benchmark Futures Contracts started the period at $4.64. It hit a peak on June 8, 2011 of $5.06 and fell during the course of the period. The average low price of the period was on September 30, 2011, when the average price of the Benchmark Futures Contracts was $4.11. The average price of the Benchmark Futures Contracts on September 30, 2011 was $4.11, a decrease of approximately -11.36% over the period. US12NG’s NAV initially rose during the period from a starting level of $35.02 per unit to a high on January 21, 2011 of $36.79 per unit. US12NG’s NAV reached its low for the period on September 30, 2011 at $27.94 per unit. The NAV on September 30, 2011 was $27.94, down approximately 20.22% over the period. The average Benchmark Futures Contract prices listed above began with the February 2011 to January 2012 contracts and ended with the November 2011 to October 2012 contracts. The return of approximately -11.36% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that US12NG seeks to track, which are more fully described below in the section titled “Tracking US12NG’s Benchmark.”

During the nine months ended September 30, 2011, the natural gas futures market was primarily in a state of contango, meaning that the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 units, US12NG has not registered any subsequent offerings of its units. As of September 30, 2011, US12NG had issued 1,900,000 units, 1,100,000 of which were outstanding. As of September 30, 2011, there were 28,100,000 units registered but not yet issued.

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

For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

As of September 30, 2011, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $5,368,090 and US12NG established cash deposits and investments in money market funds that were equal to $36,168,107. US12NG held 79.68% of its cash assets in overnight deposits and money market funds at its custodian bank, while 20.32% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2011 was $27.94.

By comparison, as of September 30, 2010, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $7,877,550, and US12NG established cash deposits and investments in money market funds that were equal to $49,122,852. US12NG held 75.31% of its cash assets in overnight deposits and money market funds at its custodian bank, while 24.69% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits and money market funds for September 30, 2011 as compared to September 30, 2010 was the result of US12NG’s larger size in the prior period as measured by total net assets. The ending per unit NAV on September 30, 2010 was $34.33. The decrease in the per unit NAV from September 30, 2011 as compared to September 30, 2010 was primarily a result of lower prices for natural gas and the related decline in the value of the Futures Contracts that US12NG had invested in between the period ended September 30, 2010 and the period ended September 30, 2011.

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

During the nine months ended September 30, 2011, the daily average total net assets of US12NG were $34,130,812. The management fee incurred by US12NG during the period amounted to $191,460. Management fees as a percentage of total net assets averaged 0.75% over the course of this nine month period. By comparison, during the nine months ended September 30, 2010, the daily average total net assets of US12NG were $34,548,273. The management fee paid by US12NG during the period amounted to $176,121. Management fees as a percentage of total net assets averaged 0.68% over the course of this nine month period. US12NG’s management fees as a percentage of total net assets were higher for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to the fact that USCF resumed charging its standard rate effective May 1, 2010, as detailed in the paragraph above.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the nine months ended September 30, 2011 was $165,913, as compared to $213,355 for the nine months ended September 30, 2010. The decrease in expenses for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to decreased brokerage, tax reporting, audit, licensing, directors, and other fees during the nine months ended September 30, 2011. For the nine months ended September 30, 2011 and 2010, US12NG did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the nine months ended September 30, 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by US12NG. The total amount of the expense waiver was $113,169 the nine months ended September 30, 2011 and $169,020 for the nine months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $357,373 and $389,476, respectively, and after allowance for the expense waiver, totaled $244,204 and $220,456, respectively.

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships and, as of July 8, 2011, those affiliated funds organized as a series of a Delaware statutory trust. Affiliated funds of US12NG include the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States Brent Oil Fund, LP (“USBO”), the United States Commodity Index Fund (“USCI”), the United States Agriculture Index Fund (“USAG”), the United States Copper Index Fund (“CPER”) and the United States Metals Index Fund (“USMI”). US12NG shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, USAG, CPER and USMI, and US12NG’s portion of such fees and expenses was $7,571. Effective as of April 1, 2010, US12NG became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI, USAG, CPER and USMI.

US12NG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2011, total commissions paid to brokers amounted to $5,451. By comparison, during the nine months ended September 30, 2010, total commissions paid to brokers amounted to $8,873. The decrease in the total commissions paid to brokers for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded due to a decrease in redemptions of units during the nine months ended September 30, 2011. As an annualized percentage of daily average total net assets, the figure for the nine months ended September 30, 2011 represents approximately 0.02% of total net assets. By comparison, the figure for the nine months ended September 30, 2010 represented approximately 0.04% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the nine months ended September 30, 2011.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $55,000 for the year ending December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2011, US12NG earned $4,643 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. US12NG did not purchase Treasuries during the nine months ended September 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2010, US12NG earned $10,365 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. US12NG did not purchase Treasuries during the nine months ended September 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2011 compared to the same time period in 2010. As a result, the amount of income earned by US12NG as a percentage of total net assets was lower during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Portfolio Expenses. During the three months ended September 30, 2011, the daily average total net assets of US12NG were $33,529,203. The management fee incurred by US12NG during the period amounted to $63,384. By comparison, during the three months ended September 30, 2010, the daily average total net assets of US12NG were $32,440,513. The management fee paid by US12NG during the period amounted to $61,326.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended September 30, 2011 was $56,273, as compared to $8,775 for the three months ended September 30, 2010. The increase in expenses for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to higher estimated fees for tax reporting, audit, licensing, directors, and other fees during the three months ended September 30, 2011. For the three months ended September 30, 2011 and 2010, US12NG did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the three months ended September 30, 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by US12NG. The total amount of the expense waiver was $39,596 for the three months ended September 30, 2011 and $0 for the three months ended September 30, 2010. For the three months ended September 30, 2011 and 2010, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $119,657 and $70,101, respectively, and after allowance for the expense waiver, totaled $80,061 and $70,101, respectively.

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships and, as of July 8, 2011, those affiliated funds organized as a series of a Delaware statutory trust. Affiliated funds of US12NG include USOF, USNG, US12OF, UGA, USHO, USSO, USBO, USCI, USAG, USMI and CPER. US12NG shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, USAG, CPER and USMI and US12NG’s portion of such fees and expenses was $7,571. Effective as of April 1, 2010, US12NG became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI, USAG, USMI and CPER.

US12NG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended September 30, 2011, total commissions paid to brokers amounted to $1,073. By comparison, during the three months ended September 30, 2010, total commissions paid to brokers amounted to $2,660. The decrease in the total commissions paid to brokers for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded due to a decrease in creations of units during the three months ended September 30, 2011. As an annualized percentage of total net assets, the figure for the three months ended September 30, 2011 represents approximately 0.01% of total net assets. By comparison, the figure for the three months ended September 30, 2010 represented approximately 0.03% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters. US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the three months ended September 30, 2011.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $55,000 for the year ending December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2011, US12NG earned $1,335 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. US12NG did not purchase Treasuries during the three months ended September 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2010, US12NG earned $4,718 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.06%. US12NG did not purchase Treasuries during the three months ended September 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2011 compared to the same time period in 2010. As a result, the amount of income earned by US12NG as a percentage of total net assets was lower during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Tracking US12NG’s Benchmark

USCF seeks to manage US12NG’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average of the daily prices of the Benchmark Futures Contracts, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in US12NG’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the prices of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). US12NG’s portfolio management goals do not include trying to make the nominal price of US12NG’s NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts and Other Natural Gas-Related Investments.

For the 30 valuation days ended September 30, 2011, the simple average daily change in the average of the Benchmark Futures Contracts was -0.177%, while the simple average daily change in the NAV of US12NG over the same time period was -0.182%. The average daily difference was -0.005% (or -0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was -0.129%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of US12NG’s NAV versus the daily movement of the Benchmark Futures Contracts for the 30-valuation day period ended September 30, 2011. The second chart below shows the monthly total returns of US12NG as compared to the monthly value of the Benchmark Futures Contracts since inception.

Since the commencement of the offering of US12NG units to the public on November 18, 2009 to September 30, 2011, the simple average daily change in the average price of its Benchmark Futures Contracts was -0.104%, while the simple average daily change in the NAV of US12NG over the same time period was -0.107%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was -0.39%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2011, the actual total return of US12NG as measured by changes in its NAV was -20.22%. This is based on an initial NAV of $35.02 on December 31, 2010 and an ending NAV as of September 30, 2011 of $27.94. During this time period, US12NG made no distributions to its unitholders. However, if US12NG’s daily changes in its NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, US12NG would have had an estimated NAV of $28.17 as of September 30, 2011, for a total return over the relevant time period of -19.61%. The difference between the actual NAV total return of US12NG of -20.22% and the expected total return based on the Benchmark Futures Contracts of -19.61% was an error over the time period of -0.61%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12NG pays, offset in part by the income that US12NG collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2011, US12NG received dividend and interest income of $4,643, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the nine months ended September 30, 2011, US12NG also collected $5,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12NG’s actual total return. However, if the total assets of US12NG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the nine months ended September 30, 2011, US12NG incurred total net expenses of $244,204. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(234,561), which is equivalent to an annualized weighted average net income rate of (0.92)% for the nine months ended September 30, 2011.

By comparison, for the nine months ended September 30, 2010, the actual total return of US12NG as measured by changes in its NAV was -36.15%. This was based on an initial NAV of $53.77 on December 31, 2009 and an ending NAV as of September 30, 2010 of $34.33. During this time period, US12NG made no distributions to its unitholders. However, if US12NG’s daily changes in its NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, US12NG would have had an estimated NAV of $34.53 as of September 30, 2010, for a total return over the relevant time period of -36.02%. The difference between the actual NAV total return of US12NG of -36.15% and the expected total return based on the Benchmark Futures Contracts of -36.02% was an error over the time period of -0.13%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12NG paid, offset in part by the income that US12NG collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2010, US12NG received dividend and interest income of $10,365, which is equivalent to a weighted average income rate of 0.04% for such period. In addition, during the nine months ended September 30, 2010, US12NG also collected $6,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12NG’s actual total return. During the nine months ended September 30, 2010, US12NG incurred total net expenses of $220,456. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(204,091), which is equivalent to an annualized weighted average net income rate of (0.79)% for the nine months ended September 30, 2010.

There are currently three factors that have impacted or are most likely to impact US12NG’s ability to accurately track its Benchmark Futures Contracts.

First, US12NG may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12NG executes the trade. In that case, US12NG may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily NAV of US12NG to either be too high or too low relative to the changes in the Benchmark Futures Contracts. During the nine months ended September 30, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12NG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12NG’s attempt to track the Benchmark Futures Contracts over time.

Second, US12NG earns dividend and interest income on its cash and cash equivalents. US12NG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2011. Interest payments, and any other income, were retained within the portfolio and added to US12NG’s NAV. When this income exceeds the level of US12NG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), US12NG will realize a net yield that will tend to cause daily changes in the NAV of US12NG to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. During the nine months ended September 30, 2011, US12NG earned, on an annualized basis, approximately 0.02% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees, approximately 0.02% in brokerage commission costs related to the purchase and sale of futures contracts and 0.19% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.94)% and affected US12NG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12NG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the NAV of US12NG that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts. During the nine months ended September 30, 2011, US12NG did not hold Other Natural Gas-Related Investments. If US12NG increases in size, and due to its obligations to comply with regulatory limits, US12NG may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

If the futures market is in backwardation, e.g., when the expected price of natural gas in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Using the $7 per MMBtu price above to represent the front month price, the price of the next month contract could be $6.86 per barrel, that is, 2% cheaper than the front month contract. Hypothetically, and assuming no other changes to either prevailing natural gas prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the $6.86 next month contract would rise as it approaches expiration and becomes the new near month contract with a price of $7. In this example, the value of an investment in the second month contract would tend to rise faster than the spot price of natural gas, or fall slower. As a result, it would be possible in this hypothetical example for the spot price of natural gas to have risen 10% after some period of time, while the value of the investment in the second month futures contract would have risen 12%, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of natural gas could have fallen 10% while the value of an investment in the futures contract could have fallen only 8%. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Using again the $7 per MMBtu price above to represent the front month price, the price of the next month contract could be $7.14 per barrel, that is, 2% more expensive than the front month contract. Hypothetically, and assuming no other changes to either prevailing natural gas prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract with a price of $7. In this example, it would mean that the value of an investment in the second month would tend to rise slower than the spot price of natural gas, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of natural gas to have risen 10% after some period of time, while the value of the investment in the second month futures contract will have risen only 8%, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of natural gas could have fallen 10% while the value of an investment in the second month futures contract could have fallen 12%. Over time, if contango remained constant, the difference would continue to increase.

The chart below compares the price of the near month contract to the average price of the near 12-month contracts over the last 10 years (2001-2010) for natural gas. When the price of the near month contract is higher than the average price of the near 12-month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12-month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12-month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12-month contracts (backwardation), and other times they are below the average price of the near 12-month contracts (contango). In addition, investors can observe that natural gas prices, both front month and second month, often display a seasonal pattern in which the price of natural gas tends to rise in the early winter months and decline in the summer months. This mirrors the physical demand for natural gas, which typically peaks in the winter.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

HYPOTHETICAL PERFORMANCE RESULTS HAVE MANY INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. NO REPRESENTATION IS BEING MADE THAT US12NG WILL OR IS LIKELY TO ACHIEVE PROFITS OR LOSSES SIMILAR TO THOSE SHOWN. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL PERFORMANCE RESULTS AND THE ACTUAL RESULTS ACHIEVED BY ANY PARTICULAR TRADING PROGRAM.

ONE OF THE LIMITATIONS OF HYPOTHETICAL PERFORMANCE RESULTS IS THAT THEY ARE GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. IN ADDITION, HYPOTHETICAL TRADING DOES NOT INVOLVE FINANCIAL RISK, AND NO HYPOTHETICAL TRADING RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING.

FOR EXAMPLE, THE ABILITY TO WITHSTAND LOSSES OR TO ADHERE TO A PARTICULAR TRADING PROGRAM IN SPITE OF TRADING LOSSES ARE MATERIAL POINTS WHICH CAN ALSO ADVERSELY AFFECT ACTUAL TRADING RESULTS. THERE ARE NUMEROUS OTHER FACTORS RELATED TO THE MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF ANY SPECIFIC TRADING PROGRAM WHICH CANNOT BE FULLY ACCOUNTED FOR IN THE PREPARATION OF HYPOTHETICAL PERFORMANCE RESULTS AND ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL TRADING RESULTS.

BECAUSE THERE ARE NO ACTUAL TRADING RESULTS TO COMPARE TO THE HYPOTHETICAL PERFORMANCE RESULTS, INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THESE HYPOTHETICAL PERFORMANCE RESULTS.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of US12NG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in US12NG units during the nine months ended September 30, 2011 relative to a hypothetical direct investment in natural gas. For example, an investment in US12NG units made on December 31, 2010 and held to September 30, 2011 decreased based upon the changes in the NAV for US12NG units on those days, by approximately 20.22%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 16.78% and the average price of the Benchmark Futures Contracts decreased by approximately $11.36 (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2009 to September 30, 2010, contango impacted the total return on an investment in US12NG units relative to a hypothetical direct investment in natural gas. For example, an investment in US12NG units made on December 31, 2009 and held to September 30, 2010 decreased, based upon the changes in the NAV for US12NG units on those days, by approximately 36.15%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 37.77% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the nine months ended September 30, 2011, natural gas prices in the United States were impacted by several factors. At the beginning of 2010, the amount of natural gas in storage remained near the high of average levels as compared to the previous five years. It remained comparable to 2010 levels during the first quarter of 2011. During the second and third quarter of 2011, the amount of natural gas in storage fell below 2010 levels to the approximate median of the maximum-minimum range of the previous five years. Although prices were volatile, they tended to trend along with the seasonal changes in natural gas storage levels during the first and second quarters but diverged from the seasonal trend during the third quarter. Colder temperatures during January and February 2011, followed by warmer temperatures during March through September 2011, contributed to the volatility in prices. In addition, increased natural gas production also contributed to a decline in natural gas prices during the nine months ended September 30, 2011, with the average price of the Benchmark Futures Contracts reaching a low of $4.11 on September 30, 2011.

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

For the ten-year time period between September 30, 2001 and September 30, 2011, the chart below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in natural gas had a positive, but moderate, correlation to movements in heating oil, crude oil and unleaded gasoline.

Correlation Matrix September 30, 2001-2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.342	0.968	0.223	0.190	0.181	0.044
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.311	-0.179	-0.126	-0.254	0.096
Global Equities (FTSE World Index)			1.000	0.319	0.273	0.240	0.099
Crude Oil				1.000	0.844	0.760	0.405
Heating Oil					1.000	0.723	0.505
Unleaded Gasoline						1.000	0.306
Natural Gas							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. It can be seen that over this particular time period, the movement of natural gas on a monthly basis had a moderate negative correlation with U.S. government bonds. However, movements in natural gas had a positive, yet moderate, correlation with the movements of large cap U.S. equities, global equities, crude oil, heating oil and gasoline.

Correlation Matrix 12 Months ended September 30, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.734	0.986	0.768	0.702	0.691	0.543
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.677	-0.599	-0.477	-0.505	-0.383
Global Equities (FTSE World Index)			1.000	0.762	0.704	0.690	0.526
Crude Oil				1.000	0.871	0.965	0.658
Heating Oil					1.000	0.854	0.466
Unleaded Gasoline						1.000	0.631
Natural Gas							1.000

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

US12NG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. US12NG has allocated substantially all of its net assets to trading in Natural Gas Interests. US12NG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of US12NG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the net assets is held in US12NG’s account at its custodian bank. Income received from US12NG’s money market funds is paid to US12NG. During the nine months ended September 30, 2011, US12NG’s expenses exceeded the income US12NG earned and the cash earned from the sale of Creation Baskets. During the nine months ended September 30, 2011, US12NG was forced to use other assets to pay cash expenses, which could cause a drop in US12NG’s NAV over time. To the extent expenses have exceeded income, US12NG’s NAV will be negatively impacted.

US12NG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12NG from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2011, US12NG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12NG cannot predict whether such an event may occur in the future.

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

As of September 30, 2011, US12NG held cash deposits and investments in money market funds in the amount of $36,168,107. This amount is subject to loss should US12NG’s custodian cease operations.

Off Balance Sheet Financing

As of September 30, 2011, US12NG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12NG. While US12NG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12NG’s financial position.

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

USCF agreed to pay the start-up costs associated with the formation of US12NG, primarily its legal, accounting and other costs in connection with USCF’s registration with the CFTC as a CPO and the registration and listing of US12NG and its units with the SEC, FINRA and the NYSE Arca (formerly, AMEX), respectively. However, since US12NG’s initial offering of units, offering costs incurred in connection with registering and listing additional units of US12NG have been directly borne on an ongoing basis by US12NG, and not by USCF.

USCF pays the fees of US12NG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of US12NG’s condensed financial statements and its SEC and CFTC reports. USCF and US12NG have also entered into a licensing agreement with the NYMEX pursuant to which US12NG and the affiliated funds managed by USCF, other than USBO, USCI, USMI, CPER and USAG, pay a licensing fee to the NYMEX. US12NG pays the fees and expenses associated with its tax accounting and reporting requirements. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

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

As of September 30, 2011, US12NG’s portfolio consisted of 747 Natural Gas Futures NG Contracts traded on the NYMEX. For a list of US12NG’s current holdings, please see US12NG’s website at www.unitedstates12monthnaturalgasfund.com.

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

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether a Covered Swap Entity’s counterparty to a particular swap is (1) also a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to US12NG and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

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

The CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator. Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator. In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modifies the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012.

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

During the nine months ended September 30, 2011, US12NG did not employ any hedging methods such as those described above since all of US12NG’s investments were made over an exchange. Therefore, during such period, US12NG was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in US12NG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 31, 2011, and US12NG’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 15, 2011.

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1(1)	Third Amendment to License Agreement between United States Commodity Funds, LLC and New York Mercantile Exchange, Inc.
31.1(2)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(2)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(3)	XBRL Instance Document
101.SCH(3)	XBRL Taxonomy Extension Schema
101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(3)	XBRL Taxonomy Extension Label Linkbase
101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(2)	Filed herewith.
(3)

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

Date: November 14, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 14, 2011