Form 10-K
period 2011-12-31
United States 12 Month Natural Gas Fund, LP
filed 2012-03-28
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2011 was: $35,926,000.

The registrant had 1,650,000 outstanding units as of March 26, 2012.

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

The investment objective of US12NG is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less US12NG’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. USCF does not intend to operate US12NG in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of US12NG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). US12NG’s units began trading on November 18, 2009. USCF is the general partner of US12NG and is responsible for the management of US12NG.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. Prior to June 13, 2008, USCF was known as Victoria Bay Asset Management, LLC. It maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company that previously owned an insurance company organized under Bermuda law (which has been liquidated) and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005.

USCF also serves as general partner or sponsor of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States Brent Oil Fund, LP (“USBO”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Metals Index Fund (“USMI”) and the United States Agriculture Index Fund (“USAG”). All funds listed previously are referred to collectively herein as the “Related Public Funds.” USOF, USNG, US12OF, UGA, USHO, USSO, USBO, USCI and CPER are actively operating funds and all are listed on the NYSE Arca. The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in US12NG may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the SEC’s website at www.sec.gov.

USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“USABF”), each of which is a series of the United States Commodity Funds Trust I. USSF, UNGD, USGO and USABF are not currently available to the public, as such funds are still in the process of review by various regulatory agencies which have regulatory authority over USCF and such funds.

USCF is required to evaluate the credit risk of US12NG to the futures commission merchant, oversee the purchase and sale of US12NG’s units by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of US12NG and manage US12NG’s investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for US12NG (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for US12NG.

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

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of four management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to its LLC Agreement, as amended from time to time. Through its Management Directors, USCF manages the day-to-day operations of US12NG. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does US12NG Operate?

An investment in the units provides a means for diversifying an investor’s portfolio or hedging exposure to changes in natural gas prices. An investment in the units allows both retail and institutional investors to easily gain this exposure to the natural gas market in a transparent, cost-effective manner.

The net assets of US12NG consist primarily of investments in futures contracts for natural gas, crude oil, heating oil, gasoline, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded (“over-the-counter”) transactions that are based on the price of natural gas, oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause US12NG to invest in Other Natural Gas-Related Investments include those allowing US12NG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K.

US12NG invests substantially the entire amount of its assets in Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of US12NG are available on US12NG’s website at www.unitedstates12monthnaturalgasfund.com.

The investment objective of US12NG is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, as measured by the changes in the average of the prices of the Benchmark Futures Contracts, less US12NG’s expenses. When calculating the daily movement of the average price of the 12 contracts each contract month is equally weighted. USCF does not intend to operate US12NG in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of US12NG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. US12NG may invest in interests other than the Benchmark Futures Contracts to comply with accountability levels and position limits. For a detailed discussion of accountability levels and position limits, see “Item 1. Business – What are Futures Contracts?” below in this annual report on Form 10-K.

US12NG seeks to achieve its investment objective by investing in a mix of Futures Contracts and Other-Natural- Gas Related Investments such that the changes in its NAV will closely track the changes in the price of the NYMEX Futures Contracts for natural gas delivered to Henry Hub Louisiana. USCF believes changes in the price of the Benchmark Futures Contracts have historically exhibited a close correlation with the changes in the spot price of natural gas. On any valuation day (a valuation day is any NYSE Arca trading day as of which US12NG calculates its NAV as described herein), a Benchmark Futures Contract is the near month contract for natural gas traded on the NYMEX unless the near month contract will expire within two weeks of the valuation day, in which case a Benchmark Futures Contract is the next month contract for natural gas on the NYMEX.

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

USCF employs a “neutral” investment strategy in order to track changes in the average of the prices of the Benchmark Futures Contracts regardless of whether the price goes up or goes down. US12NG’s “neutral” investment strategy is designed to permit investors generally to purchase and sell US12NG’s units for the purpose of investing indirectly in natural gas in a cost-effective manner, and/or to permit participants in the natural gas or other industries to hedge the risk of losses in their natural gas-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in natural gas and/or the risks involved in hedging may exist. In addition, an investment in US12NG involves the risk that the changes in the average of the prices of US12NG’s units will not accurately track the changes in the Benchmark Futures Contracts, and that changes in the Benchmark Futures Contracts will not closely correlate with changes in the spot prices of natural gas.

The Benchmark Futures Contracts are changed from the near month contract to expire and the 11 following months to the next month contact to expire and the 11 following months during one day each month. On that day, USCF anticipates it will “roll” US12NG’s positions by closing, or selling, its natural gas interests and reinvests the proceeds from closing these positions in new natural gas interests.

The anticipated monthly dates on which US12NG will “roll” its positions are posted on US12NG’s website at www.unitedstates12monthnaturalgasfund.com, and are subject to change without notice.

US12NG’s total portfolio composition is disclosed on its website each business day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Natural Gas Interest, the specific types of Other Natural Gas-Related Investments and characteristics of such Other Natural Gas-Related Investments, the name and value of each Treasury and cash equivalent, and the amount of cash held in US12NG’s portfolio. US12NG’s website is publicly accessible at no charge. US12NG’s assets used for margin and collateral are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

Effective February 29, 2012, the units issued by US12NG may only be purchased by Authorized Purchasers and only in blocks of 50,000 units called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of units in the Creation Basket. Similarly, only Authorized Purchasers may redeem units and only in blocks of 50,000 units called Redemption Baskets. Prior to February 29, 2012, Authorized Purchasers could only purchase or redeem units in blocks of 100,000 units. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of the units in the Redemption Basket. The purchase price for Creation Baskets, and the redemption price for Redemption Baskets are the actual NAV calculated at the end of the business day when a request for a purchase or redemption is received by US12NG. The NYSE Arca publishes an approximate per unit NAV intra-day based on the prior day’s per unit NAV and the current price of the Benchmark Futures Contracts, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per unit NAV calculated at the end of the day.

While US12NG issues units only in Creation Baskets, units are listed on the NYSE Arca and investors may purchase and sell units at market prices like any listed security.

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

By remaining invested as fully as possible in Futures Contracts or Other Natural Gas-Related Investments, USCF believes that the daily changes in percentage terms in US12NG’s per unit NAV will continue to closely track the daily changes in percentage terms in the average of the prices of the Benchmark Futures Contracts. USCF believes that certain arbitrage opportunities result in the price of the units traded on the NYSE Arca closely tracking the per unit NAV of US12NG. Additionally, Futures Contracts traded on the NYMEX have closely tracked the spot price of the underlying natural gas. Based on these expected interrelationships, USCF believes that the daily changes in the price of US12NG’s units traded on the NYSE Arca have closely tracked and will continue to closely track the daily changes in the spot price of natural gas. For performance data relating to US12NG’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking US12NG’s Benchmark” in this annual report on Form 10-K.

USCF endeavors to place US12NG’s trades in Futures Contracts and Other Natural Gas-Related Investments and otherwise manage US12NG’s investments so that “A” will be within plus/minus 10 percent of “B,” where:

•	A is the average daily change in US12NG’s per unit NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which US12NG calculates its per unit NAV; and

•	B is the average daily percentage change in the prices of the Benchmark Futures Contracts over the same period.

USCF believes that market arbitrage opportunities will cause the daily changes in US12NG’s unit price on the NYSE Arca to closely track the daily changes in US12NG’s per unit NAV. USCF believes that the net effect of these two expected relationships and the relationships described above between US12NG’s per unit NAV and the Benchmark Futures Contracts will be that the daily changes in the price of US12NG’s units on the NYSE Arca will closely track, in percentage terms, the changes in the spot price of a barrel of natural gas, less US12NG’s expenses.

The specific Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of US12NG’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the natural gas market, position limits or other regulatory requirements limiting US12NG’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Natural Gas-Related Investments. To the extent that US12NG invests in Other Natural Gas-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contracts, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and swaps, including swaps in the over-the-counter market. If US12NG is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Natural Gas-Related Investments, a substantial portion of US12NG’s assets could be invested in accordance with such priority in Other Natural Gas-Related Investments that are intended to replicate the return on the Benchmark Futures Contracts. As UN12NG’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Natural Gas-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause US12NG to invest in Other Natural Gas-Related Investments include those allowing US12NG to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this annual report on Form 10-K for a discussion of the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on US12NG’s ability to invest in over-the-counter transactions and cleared swaps.

USCF may not be able to fully invest US12NG’s assets in the Futures Contracts having an aggregate notional amount exactly equal to US12NG’s NAV. For example, as standardized contracts, the Futures Contracts are for a specified amount of a particular commodity, and US12NG’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, US12NG may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Futures Contracts through the use of Other Natural Gas-Related Investments, such as over-the-counter contracts that have better correlation with changes in price of the Benchmark Futures Contracts.

US12NG anticipates that to the extent it invests in Futures Contracts other than contracts on natural gas (such as futures contracts for light, sweet crude oil, heating oil and other petroleum-based fuel) and Other Natural Gas-Related Investments, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Futures Contracts and Other Natural Gas-Related Investments against the current Benchmark Futures Contracts.

USCF does not anticipate letting US12NG’s Futures Contracts expire and taking delivery of the underlying commodity. Instead, USCF closes existing positions, e.g., when it changes the Benchmark Futures Contracts or Other Natural Gas-Related Investments or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Futures Contracts or Other Natural Gas-Related Investments. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

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

The NYMEX is the world’s largest physical commodity futures exchange and the dominant market for the trading of energy and precious metals. The Benchmark Futures Contracts trade in units of 10,000 million British thermal units (“MMBtu”) and is based on delivery at the Henry Hub in Louisiana, the nexus of 16 intra- and interstate natural gas pipeline systems that draw supplies from the region’s prolific gas deposits. The pipelines serve markets throughout the U.S. East Coast, the Gulf Coast, the Midwest, and up to the Canadian border. Because of the volatility of natural gas prices, a vigorous basis market has developed in the pricing relationships between the Henry Hub and other important natural gas market centers in the continental United States and Canada. The NYMEX makes available for trading a series of basis swap futures contracts that are quoted as price differentials between approximately 30 natural gas pricing points and the Henry Hub. The basis contracts trade in units of 2,500 MMBtu on the New York Mercantile Exchange ClearPort® trading platform. The New York Mercantile Exchange ClearPort® is an electronic trading platform through which a slate of energy futures contracts are available for competitive trading. Transactions can also be consummated off-NYMEX and submitted to the NYMEX for clearing via the NYMEX ClearPort® clearing website as an exchange of futures for physicals or an exchange of futures for swaps transactions.

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

Heating Oil. Heating oil, also known as No. 2 fuel oil, accounts for 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The heating oil futures contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market center. The ICE Futures also offers a Heating Oil Futures Contract which trades in units of 42,000 U.S. gallons (1,000 barrels). The Heating Oil Futures Contract is cash-settled against the prevailing market price for Heating Oil delivered to the New York Harbor.

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

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by US12NG is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges but does not limit the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in a Benchmark Futures Contract) is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. If US12NG and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX will monitor such exposure and ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of US12NG and the Related Public Funds. If deemed necessary by the NYMEX, it could also order US12NG and the Related Public Funds to reduce their aggregate net position back to the accountability level. As of December 31, 2011, US12NG and the Related Public Funds held a net of 12,497 NYMEX Natural Gas Futures NG contracts. As of December 31, 2011, US12NG held 0 natural gas cleared-swap contracts traded on the ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that US12NG will run up against such position limits because US12NG’s investment strategy is to close out its positions and “roll” from the near month contracts to expire to the next month contracts during a one-day period beginning two weeks from expiration of the contracts.

On October 18, 2011, the CFTC adopted new rules, which establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. See “Item 1. Business – Commodity Interest Markets – Regulation” in this annual report on Form 10-K for information regarding the Dodd-Frank Act.

Price Volatility. The price volatility of Futures Contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Futures Contracts tend to be more volatile than stocks and bonds because price movements for natural gas are more currently and directly influenced by economic factors for which current data is available and are traded by natural gas futures traders throughout the day. Because US12NG invests a significant portion of its assets in Futures Contracts, the assets of US12NG, and therefore the prices of US12NG units, may be subject to greater volatility than traditional securities.

Marking-to-Market Futures Positions. Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if US12NG’s futures positions have declined in value, US12NG may be required to post “variation margin” to cover this decline. Alternatively, if US12NG futures positions have increased in value, this increase will be credited to US12NG’s account.

Why Does US12NG Purchase and Sell Futures Contracts?

US12NG’s investment objective is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, less US12NG’s expenses. When calculating the daily movement of the average price of the 12 Benchmark Futures Contracts, each contract month is equally weighted.

In connection with investing in Futures Contracts and Other Natural Gas-Related Investments, US12NG holds Treasuries, cash and/or cash equivalents that serve as segregated assets supporting US12NG’s positions in Futures Contracts and Other Natural Gas-Related Investments. For example, the purchase of a Futures Contract with a stated value of $10 million would not require US12NG to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the stated value of the Futures Contract, would be required. To secure its Futures Contract obligations, US12NG would deposit the required margin with the futures commission merchant and would separately hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.5 million (assuming a 5% margin).

As a result of the foregoing, typically 5% to 30% of US12NG’s assets are held as margin in segregated accounts with a futures commission merchant. In addition to the Treasuries and cash it posts with the futures commission merchant for the Futures Contracts it owns, US12NG may hold, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as other collateral to support its over-the-counter contracts. US12NG earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian or futures commission merchant. US12NG anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts. US12NG reinvests the earned income, holds it in cash, or uses it to pay its expenses. If US12NG reinvests the earned income, it makes investments that are consistent with its investment objective.

What are the Trading Policies of US12NG?

Liquidity

US12NG invests only in Futures Contracts and Other Natural Gas-Related Investments that, in the opinion of USCF, are traded in sufficient volume to permit the ready taking and liquidation of positions in these financial interests and Other Natural Gas-Related Investments that, in the opinion of USCF, may be readily liquidated with the original counterparty or through a third party assuming the position of US12NG.

Spot Commodities

While the Futures Contracts traded on the NYMEX can be physically settled, US12NG does not intend to take or make physical delivery. US12NG may from time to time trade in Other Natural Gas-Related Investments, including contracts based on the spot price of natural gas.

Leverage

USCF endeavors to have the value of US12NG’s Treasuries, cash and cash equivalents, whether held by US12NG or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Natural Gas-Related Investments. Commodity pools’ trading positions in futures contracts or other related investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. While USCF has not and does not intend to leverage US12NG’s assets, it is not prohibited from doing so under the LP Agreement.

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

In addition to the Futures Contracts and options on the Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to natural gas. These derivatives transactions (also known as over-the-counter contracts) are usually entered into between two parties in private contracts. Unlike most of the exchange-traded Futures Contracts or exchange-traded options on the Futures Contracts, each party to such contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract.

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

Who are the Service Providers?

In its capacity as the Custodian for US12NG, BBH&Co. holds US12NG’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. BBH&Co. is also the registrar and transfer agent for the units. In addition, in its capacity as Administrator for US12NG, BBH&Co. performs certain administrative and accounting services for US12NG and prepares certain SEC, NFA and CFTC reports on behalf of US12NG. USCF pays BBH&Co.’s fees for these services.

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

US12NG also employs ALPS Distributors, Inc. as the Marketing Agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of units exceed ten percent (10%) of the gross proceeds of the offering.

ALPS’s principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS is the marketing agent for US12NG. ALPS is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

UBS Securities LLC (“UBS Securities”) is US12NG’s futures commission merchant. US12NG and UBS Securities have entered into an Institutional Futures Client Account Agreement. This agreement requires UBS Securities to provide services to US12NG in connection with the purchase and sale of Natural Gas Interests that may be purchased or sold by or through UBS Securities for US12NG’s account. US12NG pays UBS Securities’ commissions for executing and clearing trades on behalf of US12NG.

UBS Securities’ principal business address is 677 Washington Blvd, Stamford, CT 06901. UBS Securities is a futures clearing broker for US12NG. UBS Securities is registered in the U.S. with FINRA as a broker-dealer and with the CFTC as a futures commission merchant. UBS Securities is a member of and various U.S. futures and securities exchanges.

UBS Securities is and has been a defendant in numerous legal proceedings, including actions brought by regulatory organizations and government agencies, relating to its securities and commodities business that allege various violations of federal and state securities laws. UBS AG, the ultimate parent company to UBS Securities, files annual reports and quarterly reports to the SEC in which it discloses material information about UBS Securities matters, including information about any material litigation or regulatory investigations (https://www.ubs.com/global/en/about_ubs/investor_relations/quarterly_reporting/2011.html). Actions with respect to UBS Securities’ futures commission merchant business are publicly available on the website of the National Futures Association (http://www.nfa.futures.org/).

On April 29, 2010, the CFTC issued an order with respect to UBS Securities and levied a fine of $200,000. The Order stated that on February 6, 2009, UBS Securities’ employee broker aided and abetted UBS Securities’ customer’s concealment of material facts from the NYMEX in violation of Section 9(a)(4) of the CEA, 7 U.S.C. § 13(a)(4) (2006). Pursuant to NYMEX Rules, a block trade must be reported to NYMEX “within five minutes of the time of execution” consistent with the requirements of NYMEX Rule 6.21C(A)(6). Although the block trade in question was executed earlier in the day, UBS Securities’ employee broker allegedly aided and abetted its customer’s concealment of facts when, in response to the customer’s request to delay reporting the trade until after the close of trading, UBS Securities’ employee did not report the trade until after the close. The fine has been paid and the matter is now closed.

On August 14, 2008, the New Hampshire Bureau of Securities Regulation filed an administrative action against UBS Securities relating to a student loan issuer, the New Hampshire Higher Education Loan Corp. (“NHHELCO”). The complaint alleged fraudulent and unethical conduct in violation of New Hampshire state statutes. On April 14, 2010, UBS entered into a Consent Order resolving all of the Bureau’s claims. UBS paid $750,000 to the Bureau for all costs associated with the Bureau’s investigation. UBS entered a separate civil settlement with NHHELCO and provided a total financial benefit of $20M to NHHELCO.

In the summer of 2008, the Massachusetts Securities Division, Texas State Securities Board, and the New York Attorney General (“NYAG”) all brought actions against UBS Securities and UBS Financial Services, Inc. (“UBS Financial”), alleging violations of various state law anti-fraud provisions in connection with the marketing and sale of auction rate securities.

On August 8, 2008, UBS Securities and UBS Financial Services reached agreements with the SEC, the NYAG, the Securities Division of the Secretary of the Commonwealth of Massachusetts (“Massachusetts Securities Division”) and other state regulatory agencies represented by the North American Securities Administrators Association (“NASAA”) to restore liquidity to all remaining client’s holdings of auction rate securities by June 30, 2012. On October 2, 2008, UBS Securities and UBS Financial entered into a final consent agreement with the Massachusetts Securities Division settling all allegations in the Massachusetts Securities Division’s administrative proceeding against UBS Securities and UBS Financial with regards to the auction rate securities matter. On December 11, 2008, UBS Securities and UBS Financial executed an Assurance of Discontinuance in the auction rate securities settlement with the NYAG. On the same day, UBS Securities and UBS Financial finalized settlements with the SEC. UBS paid penalties of $75M to NYAG and an additional $75M to be apportioned among the participating NASAA states. In March 2010, UBS and NASAA agreed on final settlement terms, pursuant to which, UBS agreed to provide client liquidity up to an additional $200 million.

The Jerome F. Sheldon Trust, et al. v. UBS Securities LLC, et al. is one of a series of consolidated actions filed beginning in 2008 in the Superior Court of California, County of San Francisco relating to Solidus Networks, Inc., d/b/a Pay by Touch (“PBT”), for which UBS served as a placement agent in several offerings by PBT securities. Plaintiffs in the consolidated actions allege, among other things, that UBS and executives of PBT misrepresented the financial condition of PBT and failed to disclose certain legal difficulties of John Rogers (the initial founder and CEO of PBT) including alleged drug use. Plaintiffs’ complaint asserts that these alleged misrepresentations and omissions constituted fraud against certain investors in PBT and violated provisions of California securities law. Plaintiff claims $95 million in damages, plus interest and punitive damages. Trial is scheduled to begin the week of November 21, 2011.

On June 27, 2007, the Massachusetts Securities Division filed an administrative complaint (the “Complaint”) and notice of adjudicatory proceeding against UBS Securities LLC, captioned In The Matter of UBS Securities, LLC, Docket No. E-2007-0049, which alleged that UBS Securities violated the Massachusetts Uniform Securities Act (the “Act”) and related regulations by providing the advisers for certain hedge funds with gifts and gratuities in the form of below market office rents, personal loans with below market interest rates, event tickets, and other perks, in order to induce those hedge fund advisers to increase or retain their level of prime brokerage fees paid to UBS Securities. On November 22, 2010, UBS entered into a Consent Order and Settlement with the Massachusetts Securities Division, pursuant to which UBS agreed to implement a disclosure policy and retain an independent consultant to monitor the policy. UBS also paid a $100,000 fine.

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

Currently, USCF does not employ commodity trading advisors for the trading of US12NG contracts. USCF currently does, however, employ a trading advisor for USCI and USAG, SummerHaven Investment Management, LLC (“SummerHaven”). If, in the future, USCF does employ commodity trading advisors for US12NG, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees of US12NG

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers(1)

Service Provider	Compensation Paid by USCF
BBH&Co., Custodian and Administrator

Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of US12NG’s and the Related Public Funds’ combined net assets, (b) 0.0465% for US12NG’s and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12NG’s and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors, Inc., Marketing Agent	0.06% on US12NG’s assets up to $3 billion and 0.04% on US12NG’s assets in excess of $3 billion.

(1)	USCF pays this compensation.
(2)

The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7.00 to $15.00 per transaction for the funds.

Compensation to USCF

US12NG is contractually obligated to pay USCF a management fee based on 0.75% per annum on it average net assets. Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. NAV is calculated by taking the current market value of USOF’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between US12NG and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by US12NG
UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	US12NG pays this compensation.

New York Mercantile Exchange Licensing Fee(4)

Assets	Licensing Fee
Prior to October 19, 2011:
First $1,000,000,000	0.04% of NAV
After the first $1,000,000,000	0.02% of NAV
On and after October 20, 2011:	0.015% on all net assets

(4)

Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. US12NG is responsible for its pro rata share of the assets held by US12NG and the Related Public Funds, other than USBO, USCI, CPER, USMI and USAG.

Expenses Paid or Accrued by US12NG through December 31, 2011 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$504,852
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$29,155
Other Amounts Paid or Accrued(5):	$525,077
Total Expenses Paid or Accrued:	$1,059,084
Expenses Waived(6):	$(401,535)
Total Expenses Paid or Accrued Including Expenses Waived(6):	$657,549

(5)

Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(6)

USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by US12NG, to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by US12NG through December 31, 2011 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.72% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.04% annualized
Other Amounts Paid or Accrued(7):	0.75% annualized
Total Expenses Paid or Accrued:	1.51% annualized
Expenses Waived(8):	(0.57)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(8):	0.94% annualized

(7)

Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(8)

USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by US12NG, to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. US12NG also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $55,000 for the fiscal year ended December 31, 2011. In addition, US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance for US12NG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of US12NG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. US12NG shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2011 were $607,582 for US12NG and the Related Public Funds. US12NG’s portion of such fees and expenses was $3,808.

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

DTC. DTC has advised US12NG as follows: It is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act. DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Calculating Per Unit NAV

US12NG’s per unit NAV is calculated by:

•	Taking the current market value of its total assets;

•	Subtracting any liabilities; and

•	Dividing that total by the total number of outstanding units.

The Administrator, calculates the per unit NAV of US12NG once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the Futures Contracts traded on the NYMEX, but calculates or determines the value of all other US12NG investments (including Futures Contracts not traded on the NYMEX, Other Natural Gas-Related Investments and Treasuries) using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time in accordance with the current Administrative Agency Agreement among BBH&Co., US12OF and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by US12NG in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

In addition, in order to provide updated information relating to US12NG for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing per unit NAV of US12NG as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the active natural gas Futures Contracts on the NYMEX. The prices reported for those Futures Contract months are adjusted based on the prior day’s spread differential between settlement values for the relevant contract and the spot month contract. In the event that the spot month contract is also the Benchmark Futures Contracts, the last sale price for that contract is not adjusted. The indicative fund value unit basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the per unit NAV, because the per unit NAV is calculated only once at the end of each trading day based upon the relevant end of day values of US12NG’s investments.

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

In addition, other Futures Contracts, Other Natural Gas-Related Investments and Treasuries held by US12NG are valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments are not included in the indicative value. The indicative fund value is based on the prior day’s per unit NAV and moves up and down solely according to changes in the Benchmark Futures Contracts.

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

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with USCF on behalf of US12NG. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by US12NG, without the consent of any limited partner or unitholder or Authorized Purchaser. From July 1, 2011 through December 31, 2011 (and continuing at least through May 1, 2012), the applicable transaction fee paid by Authorized Purchasers is $350 for each order placed to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. Authorized Purchasers who make deposits with US12NG in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either US12NG or USCF, and no such person will have any obligation or responsibility to USCF or US12NG to effect any sale or resale of units. As of December 31, 2011, 7 Authorized Purchasers had entered into agreements with USCF on behalf of US12NG. During the year ended December 31, 2011, US12NG issued 3 Creation Baskets and redeemed 3 Redemption Baskets.

Certain Authorized Purchasers are expected to be capable of participating directly in the physical natural gas market and the natural gas futures market. In some cases, Authorized Purchasers or their affiliates may from time to time buy natural gas or sell natural gas or Natural Gas Interests and may profit in these instances. USCF believes that the size and operation of the natural gas market make it unlikely that an Authorized Purchaser’s direct activities in the natural gas or securities markets will significantly affect the price of natural gas, Natural Gas Interests, or the price of the units.

Each Authorized Purchaser is required to be registered as a broker-dealer under the Exchange Act and is a member in good standing with FINRA, or exempt from being or otherwise not required to be registered as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Purchasers may also be regulated under federal and state banking laws and regulations. Each Authorized Purchaser has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Purchaser Agreement, USCF has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the LP Agreement and the form of Authorized Purchaser Agreement for more detail, each of which is incorporated by reference into this annual report on Form 10-K.

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, the NYMEX or the NYSE is closed for regular trading. Purchase orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. The day on which the Marketing Agent receives a valid purchase order is referred to as the purchase order date.

By placing a purchase order, an Authorized Purchaser agrees to deposit Treasuries, cash, or a combination of Treasuries and cash, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Purchaser must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Purchasers may not withdraw a creation request.

The manner by which creations are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a purchase order, an Authorized Purchaser agrees to (1) deposit Treasuries, cash or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with US12NG for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Purchaser fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet US12NG’s investment objective and shall be purchased as a result of the Authorized Purchaser’s purchase of units.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of US12NG (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of units to be created under the purchase order is in proportion to the total number of units outstanding on the purchase order dates. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent will publish such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to US12NG’s account with the Custodian the required amount of Treasuries and cash by the end of the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the third business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of US12NG shall be borne solely by the Authorized Purchaser.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m. New York time on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. US12NG’s per unit NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right but no obligation reject a purchase order or a Creation Basket Deposit if:

•	it determines that the investment alternative available to US12NG at that time will not enable it to meet its investment objective;

•	it determines that the purchase order or the Creation Basket Deposit is not in proper form;

•	it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to US12NG, the limited partners or its unitholders;

•	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to USCF, be unlawful; or

•	circumstances outside the control of USCF, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

None of USCF, the Marketing Agent or the Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

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

By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to US12NG, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to US12NG’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Purchaser may not withdraw a redemption order.

The manner by which redemptions are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a redemption order, an Authorized Purchaser agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to US12NG’s account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with US12NG for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Purchaser fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet US12NG’s investment objective and shall be sold as a result of the Authorized Purchaser’s sale of units.

Determination of Redemption Distribution

The redemption distribution from US12NG consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and/or cash that is in the same proportion to the total assets of US12NG (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of units to be redeemed under the redemption order is in proportion to the total number of units outstanding on the date the order is received. USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets. The Marketing Agent will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

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

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the limited partners or unitholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of US12NG’s assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. USCF may also reject a redemption order if the number of units being redeemed would reduce the remaining outstanding units to 100,000 units (i.e., two baskets) or less.

Creation and Redemption Transaction Fee

To compensate US12NG for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to US12NG per order to create or redeem baskets, regardless of the number of baskets in such order. From July 1, 2011 through December 31, 2011 (and continuing at least through May 1, 2012), the applicable transaction fee paid by Authorized Purchasers is $350 for each order they placed to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Purchaser, and agree to indemnify USCF and US12NG if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

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

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public units of any baskets it does create. Authorized Purchasers that do offer to the public units from the baskets they create will do so at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of US12NG at the time the Authorized Purchaser purchased the Creation Baskets and the per unit NAV of the units at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Futures Contract market and the market for Other Natural Gas-Related Investments. The prices of units offered by Authorized Purchasers are expected to fall between US12NG’s per unit NAV and the trading price of the units on the NYSE Arca at the time of sale. Units initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Authorized Purchasers who make deposits with US12NG in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either US12NG or USCF, and no such person has any obligation or responsibility to USCF or US12NG to effect any sale or resale of units. Units trade in the secondary market on the NYSE Arca. Units may trade in the secondary market at prices that are lower or higher relative to their per unit NAV. The amount of the discount or premium in the trading price relative to the per unit NAV may be influenced by various factors, including the number of investors who seek to purchase or sell units in the secondary market and the liquidity of the Futures Contracts market and the market for Other Natural Gas-Related Investments. While the units trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Futures Contracts and Other Natural Gas-Related Investments may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the units may widen.

Investments

USCF causes US12NG to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest US12NG’s assets in Futures Contracts and Other Natural Gas-Related Investments and investments in Treasuries, cash and/or cash equivalents.

When US12NG purchases a Futures Contract and certain exchange-traded Other Natural Gas-Related Investments, US12NG is required to deposit 5% to 30% with the selling futures commission merchant on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Natural Gas Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in over-the-counter Natural Gas Interests will generally impose similar collateral requirements on US12NG. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

•	held on deposit with the futures commission merchant or other custodian,

•	used for other investments, and

•	held in bank accounts to pay current obligations and as reserves.

Ongoing margin and collateral payments will generally be required for both exchange-traded and over-the-counter Natural Gas Interests based on changes in the value of the Natural Gas Interests. Furthermore, ongoing collateral requirements with respect to over-the-counter Natural Gas Interests are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under a Natural Gas Interest and each party’s creditworthiness. In light of the differing requirements for initial payments under exchange-traded and over-the-counter Natural Gas Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of US12NG’s assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by US12NG will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for US12NG’s benefit.

A futures commission merchant, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to US12NG to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

The assets of US12NG posted as margin for Futures Contracts are held in segregated accounts pursuant to the Commodity Exchange Act and CFTC regulations.

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. The CEA provides for varying degrees of regulation of commodity interest transactions depending upon: (1) the type of instrument being traded (e.g., contracts for future delivery, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (retail, eligible contract participant, or eligible commercial entity), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization.

The offer and sale of units of US12NG, as well as units of each of the Related Public Funds, is registered under the Securities Act. US12NG and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the Securities and Exchange Commission (the “SEC”). Firms’ participation in the distribution of units is regulated as described above, as well as by the self regulatory association, FINRA.

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

To date, the forward markets have been largely unregulated, forward contracts have been executed bilaterally and, in general, forward contracts have not been cleared or guaranteed by a third party. While recently adopted laws and regulations may require certain forward contracts to be cleared through regulated clearing organizations, absent such clearing organizations, US12NG’s trading in forward contracts will be exposed to the creditworthiness of the counterparties on the other side of the trade.

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

Options on Forward Contracts or Commodities

Options on forward contracts or commodities operate in a manner similar to options on futures contracts. An option on a forward contract or commodity gives the buyer of the option the right, but not the obligation, to take a position at a specified price in the underlying forward contract or commodity. However, unlike options on futures contracts, options on forward contracts or on commodities are individually negotiated contracts between counterparties and are typically traded in the over-the-counter market. Therefore, options on forward contracts and physical commodities possess many of the same characteristics of forward contracts with respect to offsetting positions and credit risk that are described above.

Swap Contracts

Swap transactions generally involve contracts between two parties to exchange a stream of payments computed by reference to a notional amount and the price of the asset that is the subject of the swap. Swap contracts are principally traded off-exchange, although certain swap contracts are also being traded in electronic trading facilities and cleared through clearing organizations.

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

Regulation

Futures exchanges in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, exempt board of trade or electronic trading facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder and administered by the CFTC. The CFTC is the governmental agency charged with responsibility for regulation of futures exchanges and commodity interest trading conducted on those exchanges. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

The CFTC also regulates the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a CPO, such as USCF, to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of USCF’s registration as a CPO would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, US12NG or the Related Public Funds.

The CEA also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Under certain circumstances, the CEA grants unitholders the right to institute a reparations proceeding before the CFTC against USCF (as a registered commodity pool operator), as well as those of their respective employees who are required to be registered under the CEA. Unitholders may also be able to maintain a private right of action for certain violations of the CEA.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. The NFA is the only self regulatory association for commodities professionals other than the exchanges. As such, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity pool operation. USCF is a member of the NFA. As a member of the NFA, USCF is subject to NFA standards relating to fair trade practices, financial condition and consumer protection. The CFTC is prohibited by statute from regulating trading on foreign commodity exchanges and markets.

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

On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Act, was signed into law. All of the Dodd-Frank Act’s provisions became effective on July 16, 2011, but the actual implementation of some of the provisions is subject to continuing uncertainty because implementing rules and regulations have not been completely finalized and have been challenged in court. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact US12NG are discussed below.

Futures Contracts and Position Limits

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

On October 18, 2011, the CFTC adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held by separate Related Public Funds.

Although the regulations are effective on January 17, 2012, the position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at applicable futures exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the futures exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity. Cash-settled NYMEX Henry Hub Natural Gas contracts, however, will be subject to a cash-settled spot-month position limit and an aggregate limit (extending across positions in both physical-delivery and cash-settled natural gas contracts), each set at five-times the limit that applies to the physical-delivery NYMEX Henry Hub Natural Gas contract.

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

On December 2, 2011, the Securities Industry and Financial Markets Association (“SIFMA”) and the International Swaps and Derivatives Association (“ISDA”) filed a lawsuit challenging the CFTC’s position limits rule. The lawsuit asserts that the position limits rule inadequately fulfills the required cost-benefit analysis. It is not known at this time what effect this lawsuit will have on the implementation of the new position limits rule.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of US12NG to achieve its investment objective. However, as of the filing of this annual report on Form 10-K, additional studies are required to be conducted before all requirements of the final rules are implemented and therefore, it cannot be determined with certainty what impact such regulations will have on US12NG.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that US12NG is authorized to engage in that may ultimately impact the ability of US12NG to meet its investment objective. On April 27, 2011, the CFTC and the SEC proposed joint rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. However, the CFTC and SEC have not implemented final regulations on this issue and it is therefore still uncertain which types of transactions will be ultimately regulated as “swaps.” The proposed rule defining “swap” and “security-based swap” has not been finalized as of the filing of this annual report on Form 10-K.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations”). However, as described above, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator. On July 25, 2011, the CFTC adopted final regulations to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on US12NG by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions. The final rule regarding review of swaps for mandatory clearing went effective September 26, 2011.

On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modifies the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012.

On January 11, 2012, the CFTC adopted a rule requiring futures commission merchants and derivative clearing organizations to segregate customer collateral supporting cleared swaps. This rule is scheduled to become effective on November 8, 2012. US12NG does not anticipate any impact to its operations in order to meet the requirements of the new rule.

Commodity Margin

Original or initial margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. Maintenance margin is the amount (generally less than the original margin) to which a trader’s account may decline before he must deliver additional margin. A margin deposit is like a cash performance bond. It helps assure the trader’s performance of the futures contracts that he or she purchases or sells. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from 5%) of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract.

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

Trading in the over-the-counter markets where no clearing facility is provided generally does not require margin but generally does require the extension of credit between counterparties. This extension of credit is generally secured by transfers of collateral and/or independent amounts. Collateral is transferred between counterparties during the term of an over-the-counter transaction based upon the changing value of the transaction, while independent amounts are fixed amounts posted by one or both counterparties at the start of an over-the-counter transaction.

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

Intellectual Property

USCF owns trademark registration for UNITED STATES 12 MONTH NATURAL GAS FUND (U.S. Reg. No. 3783071) for “financial investment services in the field of natural gas futures contracts, cash-settled options on natural gas futures contracts, forward contracts for natural gas, over-the-counter transactions based on the price of natural gas, and indices based on the foregoing” in use since November 18, 2009, and owns trademark registration for UNL UNITED STATES 12 MONTH NATURAL GAS FUND, LP (and Flame Design) (U.S. Reg. No. 3817685) for “financial investment services in the field of natural gas futures contracts, cash-settled options on natural gas futures contracts, forward contracts for natural gas, over-the-counter transactions based on the price of natural gas, and indices based on the foregoing” in use since November 18, 2009. US12NG relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as US12NG continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange-traded fund (ETF) that tracks the price of one or more commodities.

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

US12NG is subject to the risks and hazards of the natural gas industry because it invests in Natural Gas Interests. The risks and hazards that are inherent in the natural gas industry may cause the price of natural gas to widely fluctuate. If the changes in percentage terms of US12NG’s units accurately track the changes in percentage terms of the average price of the changes in the Benchmark Futures Contracts or the spot price of natural gas, then the price of its units may also fluctuate. The exploration for, and production of, natural gas are uncertain processes with many risks. The cost of drilling, completing and operating wells for natural gas is often uncertain, and a number of factors can delay or prevent drilling operations or production of natural gas, including:

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

Daily changes in US12NG’s per unit NAV may not correlate with daily changes in the average price of the Benchmark Futures Contracts. If this were to occur, investors may not be able to effectively use US12NG as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas.

USCF endeavors to invest US12NG’s assets as fully as possible in Futures Contracts and Other Natural Gas-Related Investments so that the daily changes in percentage terms of the per unit NAV closely correlate with the daily changes in percentage terms in the average price of the Benchmark Futures Contracts. However, daily changes in US12NG’s per unit NAV may not correlate with the daily changes in the average price of the Benchmark Futures Contracts for several reasons as set forth below:

•

US12NG (i) may not be able to buy/sell the exact amount of Futures Contracts and Other Natural Gas-Related Investments to have a perfect correlation with the per unit NAV; (ii) may not always be able to buy and sell Futures Contracts or Other Natural Gas-Related Investments at the market price; and (iii) is required to pay fees, including brokerage fees and the management fee, which will have an effect on the correlation.

•

Short-term supply and demand for natural gas may cause the changes in the market price of the Benchmark Futures Contracts to vary from the changes in US12NG’s per unit NAV if US12NG has fully invested in Futures Contracts that do not reflect such supply and demand and it is unable to replace such contracts with Futures Contracts that do reflect such supply and demand.

•

US12NG sells and buys only as many Futures Contracts and Other Natural Gas-Related Investments that it can to get the daily changes in percentage terms of the per unit NAV as close as possible to the daily changes in percentage terms in the average price of the Benchmark Futures Contracts. The remainder of its assets are invested in Treasuries, cash and/or cash equivalents and are used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in Natural Gas Interests. Investments in Treasuries, cash and/or cash equivalents, both directly and as margin, provide rates of return that vary from changes in the average price of the Benchmark Futures Contracts.

•

Because US12NG incurs certain expenses in connection with its investment activities, and holds most of its assets in more liquid short-term securities for margin and other liquidity purposes and for redemptions that may be necessary on an ongoing basis, USCF is generally not able to fully invest US12NG’s assets in Futures Contracts or Other Natural Gas-Related Investments and there cannot be perfect correlation between changes in US12NG’s per unit NAV and changes in the average price of the Benchmark Futures Contracts.

•

As US12NG grows there may be more or less correlation. For example, if US12NG only has enough money to buy three Futures Contracts and it needs to buy four contracts to track the price of natural gas then the correlation will be lower, but if it buys 20,000 Futures Contracts and it needs to buy 20,001 contracts then the correlation will be higher. At certain asset levels, US12NG may be limited in its ability to purchase the Benchmark Futures Contracts or other Futures Contracts due to accountability levels imposed by the relevant exchanges. To the extent that US12NG invests in these other Futures Contracts or Other Natural Gas-Related Investments, the correlation with the Benchmark Futures Contracts may be lower. If US12NG is required to invest in other Futures Contracts and Other Natural Gas-Related Investments that are less correlated with the Benchmark Futures Contracts, US12NG would likely invest in over-the-counter contracts to increase the level of correlation of US12NG’s assets. Over-the-counter contracts entail certain risks described below under “Over-the-Counter Contract Risk.”

•

US12NG may not be able to buy the exact number of Futures Contracts and Other Natural Gas-Related Investments to have a perfect correlation with the Benchmark Futures Contracts if the purchase price of Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold. In such case, US12NG could not invest the entire proceeds from the purchase of the Creation Basket in such Futures Contracts (for example, assume US12NG receives $4,000,000 for the sale of a Creation Basket and assume that the price of a Futures Contract for natural gas is $59,950, then US12NG could only invest in only 66 Futures Contracts with an aggregate value of $3,956,700), US12NG would be required to invest a percentage of the proceeds in cash, Treasuries or other liquid securities to be deposited as margin with the futures commission merchant through which the contracts were purchased. The remainder of the purchase price for the Creation Basket would remain invested in Treasuries, cash and/or cash equivalents or other liquid securities as determined by USCF from time to time based on factors such as potential calls for margin or anticipated redemptions. If the trading market for Futures Contracts is suspended or closed, US12NG may not be able to purchase these investments at the last reported price.

If daily changes in US12NG’s per unit NAV do not correlate with daily changes in the average price of the Benchmark Futures Contracts, then investing in US12NG may not be an effective way to hedge against natural gas-related losses or indirectly invest in natural gas.

The Benchmark Futures Contracts may not correlate with the spot price of natural gas and this could cause changes in the price of the units to substantially vary from the changes in the spot price of natural gas. If this were to occur, then investors may not be able to effectively use US12NG as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas. In addition, the price relationship between the near month contract and the next month contract that compose the Benchmark Futures Contracts will vary and may impact both the total return over time of US12NG’s per unit NAV, as well as the degree to which its total return tracks other natural gas price indices’ total returns.

When using the Benchmark Futures Contracts as a strategy to track the spot price of natural gas, at best the correlation between changes in prices of such Natural Gas Interests and the spot price of natural gas can be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative natural gas market, supply of and demand for such Natural Gas Interests and technical influences in futures trading. If there is a weak correlation between the Natural Gas Interests and the spot price of natural gas, then even in situations where there is also tracking among the price of its units, the per unit NAV of such units and Natural Gas Interests, the price of units may not accurately track the spot price of natural gas and investors may not be able to effectively use US12NG as a way to hedge the risk of losses in their natural gas-related transactions or as a way to indirectly invest in natural gas.

Backwardation and contango may increase US12NG’s tracking error and/or negatively impact total return.

The design of US12NG’s Benchmark Futures Contracts is such that every month it begins by using the near month contract to expire and the contracts for the following 11 months until the near month contract is within two weeks of expiration, when, over a one-day period, it transitions to the next month contract to expire and the contracts for the following 11 months as its benchmark contracts and keeps those contracts as its benchmark until it becomes the near month contract and close to expiration. In the event of a natural gas futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the benchmark contract would tend to rise as it approaches expiration. As a result the total return of the Benchmark Futures Contracts would tend to track higher. Conversely, in the event of a natural gas futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the Benchmark Futures Contracts would tend to decline as it approaches expiration. As a result, the total return of the Benchmark Futures Contracts would tend to track lower. When compared to total return of other price indices, such as the spot price of natural gas, the impact of backwardation and contango may lead the total return of US12NG’s per unit NAV to vary significantly. In the event of a prolonged period of contango, and absent the impact of rising or falling natural gas prices, this could have a significant negative impact on US12NG’s per unit NAV and total return. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K for a discussion of the potential effects of contango and backwardation.

US12NG may experience a loss if it is required to sell Treasuries at a price lower than the price at which they were acquired.

The value of Treasuries generally moves inversely with movements in interest rates. If US12NG is required to sell Treasuries at a price lower than the price at which they were acquired, US12NG will experience a loss. This loss may adversely impact the price of the units and may decrease the correlation among the price of units, the NAV of units, the price of the Benchmark Futures Contracts and Other Natural Gas-Related Investments, and the spot price of natural gas.

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

Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, US12NG has not and does not intend at this time to establish a credit facility, which would provide an additional source of liquidity and instead relies only on the Treasuries, cash and/or cash equivalents that it holds. The anticipated large value of the positions in Futures Contracts that USCF will acquire or enter into for US12NG increases the risk of illiquidity. The Other Natural Gas-Related Investments that US12NG invests in, such as negotiated over-the-counter contracts, may have a greater likelihood of being illiquid since they are contracts between two parties that take into account not only market risk, but also the relative credit, tax, and settlement risks under such contracts. Such contracts also have limited transferability that results from such risks and from the contract’s express limitations.

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

For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on US12NG, please see “Item 1. Business – Regulation” in this annual report on Form 10-K.

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

In managing and directing the day-to-day activities and affairs of US12NG, USCF relies heavily on Messrs. Howard Mah and John Hyland. If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of US12NG. Furthermore, Messrs. Mah and Hyland are currently involved in the management of the Related Public Funds. USCF has also filed registration statements to register units of USSF, UNGD, USGO and USABF, each a series of the United States Commodity Funds Trust I. Mr. Mah is also employed by Ameristock Corporation, a registered investment adviser that manages a public mutual fund. It is estimated that Mr. Mah will spend approximately 90% of his time on US12NG and Related Public Fund matters. Mr. Hyland will spend approximately 100% of his time on US12NG and Related Public Fund matters. To the extent that USCF establishes additional funds, even greater demands will be placed on Messrs. Mah and Hyland, as well as the other officers of USCF and its Board.

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

Additionally, on October 18, 2011, the CFTC adopted new rules, which establish position limits and limit formulas for certain physical commodity futures contracts including Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. The CFTC also adopted aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity. For a more detailed discussion of the position limits to be imposed by the CFTC under the Dodd-Frank Act and the potential impacts thereof on US12NG, please see “Item 1. Business – What are Futures Contracts?” and “ – Regulation” in this annual report on Form 10-K.

All of these limits may potentially cause a tracking error between the price of the units and the prices of the Benchmark Futures Contracts. This may in turn prevent investors from being able to effectively use US12NG as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas.

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

To the extent that USCF uses spreads and straddles as part of its trading strategy, there is the risk that the per unit NAV may not closely track the changes in the Benchmark Futures Contract.

If USCF were to utilize a spread or straddle position and the spread performed differently than expected, the results could impact US12NG’s tracking error. This could affect US12NG’s investment objective of having its per unit NAV closely track the changes in the Benchmark Futures Contract. Additionally, a loss on a spread position would negatively impact US12NG’s absolute return. For a more detailed discussion regarding spreads and straddles, please see “Item 1. Business – Spreads and Straddles” in this annual report on Form 10-K.

US12NG and USCF may have conflicts of interest, which may permit them to favor their own interests to the detriment of unitholders.

US12NG and USCF may have inherent conflicts to the extent USCF attempts to maintain US12NG’s asset size in order to preserve its fee income and this may not always be consistent with US12NG’s objective of having the value of its units’ per unit NAV track the changes in the average of the prices of the Benchmark Futures Contracts. USCF’s officers, directors and employees do not devote their time exclusively to US12NG. These persons are directors, officers or employees of other entities that may compete with US12NG for their services. They could have a conflict between their responsibilities to US12NG and to those other entities.

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

USCF serves as the general partner to each of US12NG, USOF, USNG, US12OF, UGA, USHO, USSO and USBO and the sponsor for USCI and CPER, and will serve as the sponsor for USMI, USAG, USSF, UNGD, USGO and USABF, if such funds offer their securities to the public or begin operations. USCF may have a conflict to the extent that its trading decisions for US12NG may be influenced by the effect they would have on the other funds it manages. These trading decisions may be influenced since USCF also serves as the general partner or sponsor for all of the funds and is required to meet all of the funds’ investment objectives as well as US12NG’s. If USCF believes that a trading decision it made on behalf of US12NG might (i) impede its other funds from reaching their investment objectives, or (ii) improve the likelihood of meeting its other funds’ objectives, then USCF may choose to change its trading decision for US12NG, which could either impede or improve the opportunity for US12NG to meet its investment objective. In addition, USCF is required to indemnify the officers and directors of its other funds if the need for indemnification arises. This potential indemnification will cause USCF’s assets to decrease. If USCF’s other sources of income are not sufficient to compensate for the indemnification, then USCF may terminate and investors could lose their investment.

Unitholders may only vote on the removal of USCF and limited partners have only limited voting rights. Unitholders and limited partners will not participate in the management of US12NG and do not control USCF so they will not have influence over basic matters that affect US12NG. In addition, US12NG could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

Limited partners will have limited voting rights with respect to US12NG’s affairs. Unitholders must apply to become limited partners, and unitholders that have not applied to become limited partners have no voting rights, other than to remove USCF as the general partner of US12NG. Even then, unitholders may remove USCF only if 66 2/3% of the unitholders elect to do so. Unitholders and limited partners will not be permitted to participate in the management or control of US12NG or the conduct of its business. Unitholders and limited partners must therefore rely upon the duties and judgment of USCF to manage US12NG’s affairs.

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

Limited partners may have limited liability in certain circumstances, including potentially having liability for the return of wrongful distributions.

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

US12NG pays brokerage charges of approximately 0.02% of average total net assets based on futures commission merchant fees of $3.50 per buy or sell, management fees of 0.75% of NAV per annum on its average total net assets, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on US12NG’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified. These fees and expenses must be paid in all cases regardless of whether US12NG’s activities are profitable. Accordingly, US12NG must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

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

Since 2008, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. In addition, the Administration and Congress have periodically been reaching impasses in passing a fiscal budget which could create long-term concerns regarding the credit of the United States and interest earned, as well as the United States Government’s ability to pay its obligations to holders of Treasuries. If low interest rates on Treasuries continue or if US12NG is not able to redeem its investments in Treasuries prior to maturity and the U.S. Government cannot pay its obligations, US12NG would be negatively impacted. In addition, US12NG might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasuries. Although the financial markets saw signs of recovery beginning in late 2010, economic growth in 2011 and early 2012 has been slow and the financial markets are still fragile, and could fall into another recession. Another recession could adversely affect the financial condition and results of operations of US12NG’s service providers and Authorized Purchasers which would impact the ability of USCF to achieve US12NG’s investment objective.

The failure or bankruptcy of a clearing broker or US12NG’s Custodian could result in a substantial loss of US12NG’s assets and could impair US12NG in its ability to execute trades.

Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or even if the customers’ funds are segregated by the clearing broker but the clearing broker is unable to satisfy a substantial deficit in a customer account, the clearing broker’s other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as US12NG, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. The bankruptcy of a clearing broker could result in the complete loss of US12NG’s assets posted with the clearing broker; though the majority of US12NG’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian and would not be impacted by the bankruptcy of a clearing broker. US12NG also may be subject to the risk of failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

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

In addition, the majority of US12NG’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian. The insolvency of the Custodian could result in a complete loss of US12NG’s assets held by that Custodian, which, at any given time, would likely comprise a substantial portion of US12NG’s total assets.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that USCF has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

Third parties may utilize US12NG’s intellectual property or technology, including the use of its business methods, trademarks and trading program software, without permission. USCF has a patent for US12NG’s business method and has registered its trademarks. US12NG does not currently have any proprietary software. However, if it obtains proprietary software in the future, then any unauthorized use of US12NG’s proprietary software and other technology could also adversely affect its competitive advantage. US12NG may not have adequate resources to implement procedures for monitoring unauthorized uses of its patents, trademarks, proprietary software and other technology. Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of USCF or claim that USCF has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, USCF may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if USCF is successful and regardless of the merits, may result in significant costs, divert its resources from US12NG, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

The success of US12NG depends on the ability of USCF to accurately implement trading systems, and any failure to do so could subject US12NG to losses on such transactions.

USCF uses mathematical formulas built into a generally available spreadsheet program to decide whether it should buy or sell Natural Gas Interests each day. Specifically, USCF uses the spreadsheet to make mathematical calculations and to monitor positions in Natural Gas Interests and Treasuries and correlations to the Benchmark Futures Contract. USCF must accurately process the spreadsheets’ outputs and execute the transactions called for by the formulas. In addition, US12NG relies on USCF to properly operate and maintain its computer and communications systems. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that USCF uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to USCF’s and US12NG’s reputations, increased operational expenses and diversion of technical resources. Any failure, inaccuracy or delay in implementing any of the formulas or systems, including implementing upgrades and compatibility with the computer systems of third parties, and executing US12NG’s transactions could impair its ability to achieve US12NG’s investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

The occurrence of a terrorist attack, or the outbreak, continuation or expansion of war or other hostilities could disrupt US12NG’s trading activity and materially affect US12NG’s profitability.

The operations of US12NG, the exchanges, brokers and counterparties with which US12NG does business, and the markets in which US12NG does business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. Global anti-terrorism initiatives, political unrest in the Middle East and Southeast Asia as well as political hostility towards the United States continue to fuel this concern.

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

Movements in the price of natural gas may be the result of factors outside of USCF’s control and may not be anticipated by USCF. Among the factors that can cause volatility in the price of natural gas are:

•	worldwide or regional demand for energy, which is affected by economic conditions;

•	the domestic and foreign supply and inventories of oil and gas;

•	weather conditions, including abnormally mild winter or summer weather, and abnormally harsh winter or summer weather;

•	availability and adequacy of pipeline and other transportation facilities;

•	availability of storage facilities;

•	domestic and foreign governmental regulations and taxes;

•	political conditions in gas or oil producing regions;

•	technological advances relating to energy usage or relating to technology for exploration, production, refining and petrochemical manufacturing;

•	the ability of members of OPEC to agree upon and maintain oil prices and production levels;

•	the price and availability of alternative fuels;

•	the impact of energy conservation efforts; and

•	the impact of environmental and other governmental regulations.

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to little regulation.

A portion of US12NG’s assets may be used to trade over-the-counter contracts, such as forward contracts or swap or spot contracts. Currently, over-the-counter contracts are typically contracts traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC. The markets for over-the-counter contracts have relied upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the current regulation of the over-the-counter contracts could expose US12NG in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. See “Item 1. Business – Regulation” for a discussion of how the over-the-counter market will be subject to much more extensive CFTC oversight and regulation after the implementation of the Dodd-Frank Act.

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

Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and could adversely impact US12NG’s ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

In general, valuing over-the-counter derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities or cleared swaps because the price and terms on which such over-the-counter derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating over-the-counter contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding over-the-counter derivatives transaction.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Units

US12NG’s units have traded on the NYSE Arca under the symbol “UNL” since November 18, 2009. The following table sets forth the range of reported high and low sales prices of the units as reported on the NYSE Arca, for the periods indicated below.

	High	Low
Fiscal year 2011
First quarter	$36.66	$34.97
Second quarter	$35.72	$31.90
Third quarter	$33.17	$27.88
Fourth quarter	$27.89	$21.12

	High	Low
Fiscal year 2010
First quarter	$56.46	$40.30
Second quarter	$45.88	$40.13
Third quarter	$43.22	$34.23
Fourth quarter	$35.95	$31.61

As of December 31, 2011, US12NG had approximately 3,978 holders of units.

Dividends

US12NG has not made and does not currently intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

US12NG does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, US12NG redeemed 3 baskets (comprising 300,000 units) during the year ended December 31, 2011.

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2011, 2010, 2009 and 2008 and the period from July 27, 2007 (inception) to December 31, 2007)

(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009*	Year ended December 31, 2008	Period from July 27, 2007 to December 31, 2007
Total assets	$21,381	$35,258	$37,797	$1	$1
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(14,068)	$(13,425)	$2,588	$—	$—
Net income (loss)	$(14,345)	$(13,720)	$2,572	$—	$—
Weighted-average limited partnership units	1,039,452	889,863	427,273	—	—
Net income (loss) per unit	$(13.81)	$(18.75)	$3.77	$—	$—
Net income (loss) per weighted average unit	$(13.80)	$(15.42)	$6.02	$—	$—
Cash and cash equivalents at end of year/period	$19,719	$30,313	$32,056	$1	$1

*	The commencement of operations of US12NG was November 18, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

US12NG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca. The investment objective of US12NG is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less US12NG’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of US12NG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of US12NG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Natural Gas-Related Investments.

US12NG seeks to achieve its investment objective by investing in a combination of natural gas Futures Contracts and Other Natural Gas-Related Investments such that daily changes in its per unit NAV, measured in percentage terms, will closely track the daily changes in the average of the prices of the Benchmark Futures Contracts, also measured in percentage terms. USCF believes the daily changes in the average of the prices of the Benchmark Futures Contracts have historically exhibited a close correlation with the daily changes in the spot price of natural gas. It is not the intent of US12NG to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of US12NG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts and Other Natural-Gas Related Investments.

The regulation of commodity interests in the United States is subject to ongoing modification by governmental and judicial action. On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Act, was signed into law. All of the Dodd-Frank Act’s provisions became effective on July 16, 2011. However, some new rules implementing, and in many cases, interpreting and clarifying, the Dodd-Frank Act’s new requirements have not been completely finalized and have been challenged in court. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact US12NG are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Price Movements

Natural gas futures prices were volatile during the year ended December 31, 2011. The average price of the Benchmark Futures Contracts started the year at $4.640. It hit a peak on October 14, 2011 of $4.140 and fell over the course of the year. The average low price of the year was on December 30, 2011, when the average price of the Benchmark Futures Contracts was $3.303. The average price of the Benchmark Futures Contracts on December 31, 2011 was $3.303, for a decrease of approximately 28.82% over the year. US12NG’s per unit NAV started the year ended December 31, 2011 at $35.02 and rose to a high on January 21, 2011 of $36.79. US12NG’s per unit NAV reached its low for the year on December 31, 2011 at $21.21, a decrease of approximately 39.43% over the year. The average Benchmark Futures Contracts price listed above began with the February 2011 to January 2012 contracts and ended with the February 2012 to January 2013 contracts. The decrease of approximately 28.82% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that US12NG seeks to track, which are more fully described below, in the section titled “Tracking US12NG’s Benchmark.”

During the year ended December 31, 2011, the natural gas futures market was primarily in a state of contango, meaning that the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of US12NG’s units is calculated once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other US12NG investments, including cleared swaps, or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Natural Gas Market

Results of Operations. On November 18, 2009, US12NG listed its units on the NYSE Arca under the ticker symbol “UNL.” On that day, US12NG established its initial offering price at $50.00 per unit and issued 200,000 units to the initial Authorized Purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $10,000,000 in cash.

Since its initial offering of 30,000,000 units, US12NG has not registered any subsequent offerings of its units. As of December 31, 2011, US12NG had issued 1,900,000 units, 1,000,000 of which were outstanding. As of December 31, 2011, there were 28,100,000 units registered but not yet issued.

More units may have been issued by US12NG than are outstanding due to the redemption of units. Unlike funds that are registered under the 1940 Act, units that have been redeemed by US12NG cannot be resold by US12NG. As a result, US12NG contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010 and the Period from November 18, 2009 to December 31, 2009

Since US12NG commenced operations on November 18, 2009, the comparison of US12NG’s results of operations for the years ended December 31, 2011 and 2010 and the period from November 18, 2009 to December 31, 2009 may not be meaningful.

As of December 31, 2011, the total unrealized loss on natural gas Futures Contracts, owned or held on that day was $8,583,320 and US12NG established cash deposits, investments in Treasuries and money market funds that were equal to $29,850,271. US12NG held 66.06% of its cash assets in overnight deposits and money market funds at the Custodian, while 33.94% of the cash balance was held as margin deposits for the Futures Contracts purchased at the futures commission merchant. The ending per unit NAV on December 31, 2011 was $21.21.

By comparison, as of December 31, 2010, the total unrealized loss on natural gas Futures Contracts, owned or held on that day was $2,175,060 and US12NG established cash deposits and investments in money market funds that were equal to $37,279,967. US12NG held 81.31% of its cash assets in overnight deposits and money market funds at the Custodian, while 18.69% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits, investments in Treasuries and money market funds for December 31, 2011, as compared to December 31, 2010, was the result of US12NG’s larger size in the year ended December 31, 2010 as measured by total net assets. The ending per unit NAV on December 31, 2010 was $35.02. The decrease in the per unit NAV for December 31, 2011, as compared to December 31, 2010 was primarily a result of sharply lower prices for natural gas and the related decline in the value of the Futures Contracts that US12NG had invested in between the year ended December 31, 2010 and the year ended December 31, 2011.

By comparison, as of December 31, 2009, the total unrealized gain on natural gas Futures Contracts, owned or held on that day was $1,662,670 and US12NG established cash deposits and investments in money market funds that were equal to $35,996,807. US12NG held 89.05% of its cash assets in overnight deposits and money market funds at the Custodian, while 10.95% of the cash balance was held as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits and money market funds for December 31, 2010, as compared to December 31, 2009, was the result of US12NG’s larger size during the year ended December 31, 2010 as measured by total net assets. The ending per unit NAV on December 31, 2009 was $53.77. The decrease in the per unit NAV for December 31, 2010 as compared to December 31, 2009 was primarily a result of sharply lower prices for natural gas and the related decline in the value of the Benchmark Futures Contracts that US12NG had invested in between the period ended December 31, 2009 and the year ended December 31, 2010.

Portfolio Expenses. US12NG’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that US12NG pays to USCF is calculated as a percentage of the total net assets of US12NG. US12NG pays USCF a management fee of 0.75% of NAV on its average net assets. The fee is accrued daily and paid monthly. Since inception through April 30, 2010, USCF was charging US12NG a management fee at a reduced rate of 0.60% per annum of average net assets. Effective May 1, 2010, USCF resumed charging its standard rate of 0.75% per annum of average net assets. The difference of 0.15% per annum of average net assets since inception through April 30, 2010 was waived by USCF and will not be recouped from US12NG.

During the year ended December 31, 2011, the average total net assets of US12NG were $31,912,059. The management fee incurred by US12NG during the year ended December 31, 2011 amounted to $239,340. Management fees as a percentage of average total assets averaged 0.75% over the course of the year ended December 31, 2011. By comparison, during the year ended December 31, 2010, the average total net assets of US12NG were $35,560,339. The management fee paid by US12NG during the year amounted to $249,022. Management fees as a percentage of average total net assets averaged 0.70% over the course of the year ended December 31, 2010. By comparison, during the period ended December 31, 2009, the average total net assets of US12NG were $22,798,665. The management fee paid by US12NG during the period amounted to $16,490. Management fees as a percentage of average total net assets averaged 0.60% over the course of the period ended December 31, 2009. Since inception through April 30, 2010, USCF was charging US12NG a management fee at a reduced rate of 0.60% per annum of average net assets. Effective May 1, 2010, USCF resumed charging its standard rate of 0.75% per annum of average net assets. The difference of 0.15% per annum of average net assets since inception through April 30, 2010 was waived by USCF and will not be recouped from US12NG. US12NG’s management fees as a percentage of average total net assets were higher for the year ended December 31, 2011, as compared to the year ended December 31, 2010 and the period ended December 31, 2009, due to the fact that USCF was charging US12NG a management fee at a reduced rate of 0.60% of average total net assets since its inception through April 30, 2010.

In addition to the management fee, US12NG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the year ended December 31, 2011 was $169,451, as compared to $233,944 for the year ended December 31, 2010 and $150,837 for the period ended December 31, 2009. The decrease in gross total expenses excluding management fees for the year ended December 31, 2011, as compared to the year ended December 31, 2010 was primarily due to decreased brokerage, tax reporting, audit, licensing, directors and other fees during the year ended December 31, 2011. The increase in gross total expenses excluding management fees for the year ended December 31, 2010, as compared to the period ended December 31, 2009, was primarily due to the fact that US12NG was only operating for approximately six weeks during the period ended December 31, 2009 versus a full twelve months of operations for the year ended December 31, 2010. For the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, US12NG did not incur ongoing registration fees or other expenses relating to the registration and offering of additional units. During the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, an expense waiver was in effect which offset certain of the expenses incurred by US12NG. The total amount of the expense waiver was $113,169 for the year ended December 31, 2011, $151,688 for the year ended December 31, 2010 and $136,678 for the period ended December 31, 2009. For the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $408,791, $482,966 and $167,327, respectively, and after allowance for the expense waiver, totaled $295,622, $331,278 and $30,649, respectively.

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of US12NG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of US12NG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. US12NG shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2011 amounted to a total of $607,582 for US12NG and the Related Public Funds. US12NG’s portion of such fees and expenses was $3,808. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for US12NG and the Related Public Funds, except USCI, USAG, CPER and USMI. US12NG’s portion of such fees and expenses was $7,571. The decrease in directors’ fees and expenses for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was due to the non-incurrence of the independent directors’ deferred compensation expense for the year ended December 31, 2011. Effective as of April 1, 2010, US12NG became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, US12NG and the Related Public Funds, except USCI, USAG, CPER and USMI. By comparison, for the period ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for US12NG and the Related Public Funds, except USCI, USAG, CPER and USMI. US12NG’s portion of such fees and expenses was $5,259. The increase in directors’ fees and expenses for the year ended December 31, 2010, as compared to the period ended December 31, 2009, was primarily due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense. Effective as of March 3, 2009, USCF obtained directors’ and officers’ liability insurance covering all of the directors and officers of USCF. Previously, USCF did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

US12NG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the year ended December 31, 2011, total commissions paid to brokers amounted to $7,002. By comparison, during the year ended December 31, 2010 and the period ended December 31, 2009, total commissions paid to brokers amounted to $12,869 and $9,284, respectively. The decrease in the total commissions paid to brokers for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded due to US12NG’s reduced size and a decrease in the creation and redemption of units during the year ended December 31, 2011. The increase in the total commissions paid to brokers for the year ended December 31, 2010, as compared to the period ended December 31, 2009, was primarily due to the fact that US12NG was only operating for approximately six weeks during the period ended December 31, 2009 versus a full twelve months of operations for the year ended December 31, 2010. As an annualized percentage of average total net assets, the figure for the year ended December 31, 2011 represents approximately 0.02% of average total net assets. By comparison, the figure for the year ended December 31, 2010 represented approximately 0.04% of average total net assets and the figure for the period ended December 31, 2009 represented approximately 0.34% of average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the year ended December 31, 2011.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $55,000 for the year ended December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by US12NG, to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12NG’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the year ended December 31, 2011, US12NG earned $6,138 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average total net assets, this is equivalent to an annualized yield of 0.02%. US12NG purchased Treasuries during the year ended December 31, 2011 and also held cash and/or cash equivalents during this time period. By comparison, for the year ended December 31, 2010 and the period ended December 31, 2009, US12NG earned $15,527 and $951, respectively, in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average total net assets, this is equivalent to an annualized yield of 0.04% for each of these time periods. US12NG did not purchase Treasuries during the year ended December 31, 2010 or the period ended December 31, 2009 and held only cash and/or cash equivalents during these time periods. Interest rates on short-term investments, including cash, cash equivalents and Treasuries were lower during the year ended December 31, 2011 compared to the year ended December 31, 2010 and the period ended December 31, 2009. The amount of income earned by US12NG as a percentage of average total net assets was lower during the year ended December 31, 2011 as compared to the year ended December 31, 2010 and the period ended December 31, 2009.

For the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010 and the Period From November 18, 2009 to December 31, 2009

Since US12NG commenced operations on November 18, 2009, the comparison of US12NG’s results of operations for the three months ended December 31, 2011 and 2010 and the period from November 18, 2009 to December 31, 2009 may not be meaningful.

Portfolio Expenses. During the three months ended December 31, 2011, the average total net assets of US12NG were $25,328,149. The management fee incurred by US12NG during the period amounted to $47,880. Management fees as a percentage of average total net assets averaged 0.75% over the course of the three months ended December 31, 2011.

By comparison, during the three months ended December 31, 2010 the average total net assets of US12NG were $38,563,537. The management fee incurred by US12NG during the period amounted to $72,901. Management fees as a percentage of average total net assets averaged 0.75% during the three months ended December 31, 2010.

By comparison, during the period ended December 31, 2009, the average total net assets of US12NG were $22,798,665. The management fee paid by US12NG during the period amounted to $16,490. Management fees as a percentage of average total net assets averaged 0.60% over the course of the period ended December 31, 2009. Since inception through April 30, 2010, USCF was charging US12NG a management fee at a reduced rate of 0.60% per annum of average total net assets. Effective May 1, 2010, USCF resumed charging its standard rate of 0.75% per annum of average net assets. The difference of 0.15% per annum of average total net assets since inception through April 30, 2010 was waived by USCF and will not be recouped from US12NG. US12NG’s management fees as a percentage of average total net assets were higher for the three months ended December 31, 2011 and the three months ended December 31, 2010, as compared to the period ended December 31, 2009, due to the fact that USCF was charging US12NG a management fee at a reduced rate of 0.60% since its inception through April 30, 2010.

In addition to the management fee, US12NG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended December 31, 2011 was $3,538, as compared to $20,589 for the three months ended December 31, 2010 and $150,837 for the period ended December 31, 2009. The decrease in gross total expenses excluding management fees for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010 was primarily due to lower estimated fees for tax reporting, audit, licensing, directors and other fees during the three months ended December 31, 2011. The decrease in gross total expenses excluding management fees for the three months ended December 31, 2010, as compared to the period ended December 31, 2009 was primarily due to expense accruals in 2010 being spread over the entire year as opposed to being concentrated within a six-week period in 2009 due to US12NG’s commencement of operations on November 18, 2009. For the three months ended December 31, 2011 and 2010 and the period ended December 31, 2009, US12NG did not incur ongoing registration fees or other expenses relating to the registration and offering of additional units. During the three months ended December 31, 2011 and 2010 and the period ended December 31, 2009, an expense waiver was in effect which offset certain of the expenses incurred by US12NG. During the three months ended December 31, 2011, US12NG’s expenses did not exceed 0.15% (15 basis points) of its NAV; therefore, no expenses were waived by USCF. The total amount of the expense waiver was $17,332 for the three months ended December 31, 2010 and $136,678 for the period ended December 31, 2009. For the three months ended December 31, 2010 and the period ended December 31, 2009, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $93,490 and $167,327, respectively, and after allowance for the expense waiver, totaled $110,822 and $30,649, respectively.

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of US12NG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of US12NG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. US12NG shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2011 amounted to a total of $607,582 for US12NG and the Related Public Funds. US12NG’s portion of such fees and expenses was $3,808.

US12NG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended December 31, 2011, total commissions paid to brokers amounted to $1,551. By comparison, during the three months ended December 31, 2010 and the period ended December 31, 2009, total commissions paid to brokers amounted to $3,996 and $9,284, respectively. The decrease in total commissions paid to brokers for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010 and the period ended December 31, 2009, was primarily the result of US12NG’s reduced size over the three months ended December 31, 2011, resulting in less futures trading activity. As an annualized percentage of average total net assets, the figure for the three months ended December 31, 2011 represents approximately 0.02% of average total net assets. By comparison, the figure for the three months ended December 31, 2010 represented approximately 0.04% of average total net assets and the figure for the period ended December 31, 2009 represented approximately 0.34% of average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investment in Other Natural Gas-Related Investments, including over-the-counter swaps, during the three months ended December 31, 2011.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with US12NG’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended December 31, 2011, US12NG earned $1,495 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average total net assets, this was equivalent to an annualized yield of 0.02%. US12NG purchased Treasuries during the three months ended December 31, 2011 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2010 and the period ended December 31, 2009, US12NG earned $5,162 and $951, respectively, in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average total net assets, this was equivalent to an annualized yield of 0.05% and 0.04%, respectively. US12NG did not purchase Treasuries during the three months ended December 31, 2010 and the period ended December 13, 2009 and held only cash and/or cash equivalents during these time periods. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended December 31, 2011 compared to the three months ended December 31, 2010 and the period ended December 31, 2009. The amount of income earned by US12NG as a percentage of average total net assets was lower during the three months ended December 31, 2011 as compared to three months ended December 31, 2010 and the period ended December 31, 2009.

Tracking US12NG’s Benchmark. USCF seeks to manage US12NG’s portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely track the changes in the average of the daily prices of the Benchmark Futures Contracts, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in US12NG’s per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.50% (i.e., between 0.9 and 1.1 of the benchmark’s results). US12NG’s portfolio management goals do not include trying to make the nominal price of US12NG’s per unit NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts and Other Natural Gas-Related Investments.

For the 30 valuation days ended December 31, 2011, the simple average daily change in the Benchmark Futures Contracts was (0.397)%, while the simple average daily change in the per unit NAV of US12NG over the same time period was (0.399)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per unit NAV was 0.589%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of US12NG’s per unit NAV versus the daily movement of the Benchmark Futures Contracts for the 30-valuation day period ended December 31, 2011. The second chart below shows the monthly total returns of USNG as compared to the monthly value of the Benchmark Futures Contracts since inception.

Since the commencement of the offering of US12NG units to the public on November 18, 2009 to December 31, 2011, the simple average daily change in the average price of its Benchmark Futures Contracts was (0.141)%, while the simple average daily change in the per unit NAV of US12NG over the same time period was (0.145)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per unit NAV was (0.371)%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2011, the actual total return of US12NG as measured by changes in its per unit NAV was (39.43)%. This is based on an initial per unit NAV of $35.02 on December 31, 2010 and an ending per unit NAV as of December 31, 2011 of $21.21. During this time period, US12NG made no distributions to its unitholders. However, if US12NG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, US12NG would have had an estimated per unit NAV of $21.40 as of December 31, 2011, for a total return over the relevant time period of (38.93)%. The difference between the actual per unit NAV total return of US12NG of (39.43)% and the expected total return based on the Benchmark Futures Contracts of (38.93)% was an error over the time period of (0.50)%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12NG pays, offset in part by the income that US12NG collects on its cash and cash equivalent holdings. During the year ended December 31, 2011, US12NG received dividend and interest income of $6,138, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the year ended December 31, 2011, US12NG also collected $5,350 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12NG’s actual total return. However, if the total assets of US12NG continue to increase, USCF believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the year ended December 31, 2011, US12NG incurred total net expenses of $295,622. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(284,134), which is equivalent to a weighted average net income rate of (0.89)% for the year ended December 31, 2011.

By comparison, for the year ended December 31, 2010, the actual total return of US12NG as measured by changes in its per unit NAV was (34.87)%. This was based on an initial per unit NAV of $53.77 on December 31, 2009 and an ending per unit NAV as of December 31, 2010 of $35.02. During this time period, US12NG made no distributions to its unitholders. However, if US12NG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, US12NG would have had an estimated per unit NAV of $35.13 as of December 31, 2010, for a total return over the relevant time period of (34.67)%. The difference between the actual per unit NAV total return of US12NG of (34.87)% and the expected total return based on the Benchmark Futures Contracts of (34.67)% was an error over the time period of (0.16)%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12NG paid, offset in part by the income that US12NG collected on its cash and cash equivalent holdings. During the year ended December 31, 2010, US12NG received dividend and interest income of $15,527, which is equivalent to a weighted average income rate of 0.04% for such period. In addition, during the year ended December 31, 2010, US12NG also collected $8,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12NG’s actual total return. However, if the total assets of US12NG continue to increase, USCF believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the year ended December 31, 2010, US12NG incurred total net expenses of $331,278. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(307,751), which is equivalent to a weighted average net income rate of (0.87)% for the year ended December 31, 2010.

By comparison, for the period ended December 31, 2009, the actual total return of US12NG as measured by changes in its per unit NAV was 7.54%. This was based on an initial per unit NAV of $50.00 on November 18, 2009 and an ending per unit NAV as of December 31, 2009 of $53.77. During this time period, US12NG made no distributions to its unitholders. However, if US12NG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the average price of the Benchmark Futures Contracts, US12NG would have had an estimated per unit NAV of $53.83 as of December 31, 2009, for a total return over the relevant time period of 7.64%. The difference between the actual per unit NAV total return of US12NG of 7.54% and the expected total return based on the average price of the Benchmark Futures Contracts of 7.64% was an error over the time period of (0.10)%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12NG paid, offset in part by the income that US12NG collected on its cash and cash equivalent holdings. During the period ended December 31, 2009, US12NG received dividend and interest income of $951, which is equivalent to a weighted average income rate of 0.04% for such period. In addition, during the period ended December 31, 2009, US12NG also collected $4,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12NG’s actual total return trailing the benchmark results. However, if the total assets of US12NG continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the period ended December 31, 2009, US12NG incurred total net expenses of $30,649. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(25,698) which is equivalent to a weighted average net income rate of (0.94)% for the period ended December 31, 2009.

There are currently three factors that have impacted or are most likely to impact US12NG’s ability to accurately track its Benchmark Futures Contracts.

First, US12NG may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12NG executes the trade. In that case, US12NG may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per unit NAV of US12NG to either be too high or too low relative to the changes in the Benchmark Futures Contracts. During the year ended December 31, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12NG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12NG’s attempt to track the Benchmark Futures Contracts over time.

Second, US12NG earns dividend and interest income on its cash and cash equivalents. US12NG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the year ended December 31, 2011. Interest payments, and any other income, were retained within the portfolio and added to US12NG’s NAV. When this income exceeds the level of US12NG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), US12NG will realize a net yield that will tend to cause daily changes in the per unit NAV of US12NG to track slightly higher than daily changes in the Benchmark Futures Contracts. During the year ended December 31, 2011, US12NG earned, on an annualized basis, approximately 0.02% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees, approximately 0.02% in brokerage commission costs related to the purchase and sale of Futures Contracts, and 0.16% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.91)% and affected US12NG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12NG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the per unit NAV of US12NG that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts. During the year ended December 31, 2011, US12NG did not hold Other Natural Gas-Related Investments. If US12NG increases in size, and due to its obligations to comply with regulatory limits, US12NG may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

As an example, assume that the price of natural gas for immediate delivery (the “spot price”), was $7 per 10,000 MMBtu, and the value of a position in the near month futures contract was also $7. Over time, the price of 10,000 MMBtu of natural gas will fluctuate based on a number of market factors, including demand for natural gas relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their position in a near month contract and not take delivery of the natural gas, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

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

The chart below compares the price of the near month contract to the average price of the near 12 month contracts over the last 10 years (2002-2011) for natural gas. When the price of the near month contract is higher than the average price of the near 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12 month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12 month contracts (backwardation), and other times they are below the average price of the near 12 month contracts (contango). In addition, investors can observe that natural gas prices, both front month and second month, often display a seasonal pattern in which the price of natural gas tends to rise in the early winter months and decline in the summer months. This mirrors the physical demand for natural gas, which typically peaks in the winter.

Near Month Price (NG1) vs Average Price of the Near 12 Months (12 M Strip)
(10 years between 2002-2011)

18.00
16.00
14.00
12.00
10.00
8.00
6.00
4.00
2.00
-
12/31/2001
3/31/2002
6/30/2002
9/30/2002
12/31/2002
3/31/2003
6/30/2003
9/30/2003
12/31/2003
3/31/2004
6/30/2004
9/30/2004
12/31/2004
3/31/2005
6/30/2005
9/30/2005
12/31/2005
3/31/2006
6/30/2006
9/30/2006
12/31/2006
3/31/2007
6/30/2007
9/30/2007
12/31/2007
3/31/2008
6/30/2008
9/30/2008
12/31/2008
3/31/2009
6/30/2009
9/30/2009
12/31/2009
3/31/2010
6/30/2010
9/30/2010
12/31/2010
3/31/2011
6/30/2011
9/30/2011
NG1
12M Strip Price

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month natural gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between 2002 and 2011. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months’ worth of contracts. Generally speaking, when the natural gas futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12 month contract portfolio. Conversely, if the natural gas futures market was in contango, the portfolio containing 12 months’ worth of contracts would tend to outperform the near month only portfolio. The chart below shows the annual results of owning a portfolio consisting of the near month contract and a portfolio containing the near 12 months’ worth of contracts. In addition, the chart shows the annual change in the spot price of natural gas. In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the near 12 months’ worth of contracts would sell the near month contract at expiration and replace it with the contract that becomes the new 12 month contract.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

As seen in the chart above, there have been periods of both positive and negative annual total returns for both hypothetical portfolios over the last 10 years. In addition, there have been periods during which the near month only approach had higher returns, and periods where the 12 month approach had higher total returns. The above chart does not represent the performance history of US12NG or any Related Public Fund.

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of US12NG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in US12NG units during the year ended December 31, 2011 relative to a hypothetical direct investment in natural gas. For example, an investment in US12NG units made on December 31, 2010 and held to December 31, 2011 decreased, based upon the changes in the NAV for US12NG units on those days, by approximately 39.43%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 28.82% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, an investment in US12NG units made on December 31, 2009 and held to December 31, 2010 decreased, based upon the changes in the NAV for US12NG units on those days, by approximately 34.87%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 20.98% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the year ended December 31, 2011, natural gas prices in the United States were impacted by several factors. During the first quarter of 2011, the amount of natural gas in storage remained near the high of average levels as compared to 2010 levels. During the second and third quarter of 2011, the amount of natural gas in storage fell below 2010 levels to the approximate median of the maximum-minimum range of the previous five years. However, during the fourth quarter of 2011, the amount of natural gas in storage rose well above 2010 levels and the five-year average high storage level. As of December 31, 2011, the amount of natural gas in storage had reached 3.472 billion cubic feet, which was about 15% and 12% over the 5-year average and 2010 levels, respectively. Although prices were volatile, they tended to trend along with the seasonal changes in natural gas storage levels during the first and second quarters but diverged from the seasonal trend during the third and fourth quarters. Warmer weather during most of the year contributed to the volatility in prices. In addition, increased natural gas production also contributed to a decline in natural gas prices during the year ended December 31, 2011, with prices reaching a low of $2.989 on December 31, 2011.

By comparison, during the year ended December 31, 2010, natural gas prices in the United States were impacted by several factors. At the beginning of 2010, the amount of natural gas in storage was at higher than average levels versus the previous five years and versus 2009 levels. During all of 2010, the seasonally adjusted inventory levels of stored natural gas remained above five-year averages and above 2009 levels. In addition, a combination of mild U.S. economic growth and increased natural gas production all contributed to a very significant decline in natural gas prices during most of 2010, with prices reaching a low of $3.292 near the end of October 2010 before finally ending the year with a price of $4.405.

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

For the ten year time period between 2002 and 2011, the chart below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in natural gas had a positive, but moderate, correlation to movements in heating oil, crude oil and unleaded gasoline.

Correlation Matrix December 31, 2002-2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.337)	0.968	0.269	0.224	0.189	0.059
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.313)	(0.195)	(0.142)	(0.247)	0.038
Global Equities (FTSE World Index)			1.000	0.353	0.302	0.248	0.114
Crude Oil				1.000	0.836	0.741	0.437
Heating Oil					1.000	0.717	0.548
Unleaded Gasoline						1.000	0.350
Natural Gas							1.000

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

Correlation Matrix Year Ended December 31, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.731)	0.985	0.826	0.754	0.532	0.494
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.725)	(0.617)	(0.543)	(0.423)	(0.331)
Global Equities (FTSE World Index)			1.000	0.800	0.791	0.594	0.546
Crude Oil				1.000	0.810	0.680	0.532
Heating Oil					1.000	0.762	0.604
Unleaded Gasoline						1.000	0.428
Natural Gas							1.000

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

The correlations between natural gas, crude oil, heating oil and gasoline are relevant because USCF endeavors to invest US12NG’s assets in Futures Contracts and Other Natural Gas-Related Investments so that daily changes in percentage terms in US12NG’s per unit NAV correlate as closely as possible with daily changes in percentage terms in the average of the prices of the Benchmark Futures Contracts. If certain other fuel-based commodity futures contracts do not closely correlate with the natural gas Futures Contracts, then their use could lead to greater tracking error. As noted, USCF also believes that the changes in percentage terms in the average of the prices of the Benchmark Futures Contracts will closely correlate with changes in percentage terms in the spot price of natural gas.

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

US12NG currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on cash and/or cash equivalents. US12NG has allocated substantially all of its net assets to trading in Natural Gas Interests. US12NG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of US12NG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the net assets is held in US12NG’s account at the Custodian and in Treasuries at the futures commission merchant. Income received from US12NG’s money market funds and Treasuries is paid to US12NG. During the years ended December 31, 2011 and 2010, US12NG’s expenses exceeded the income US12NG earned and the cash earned from the sale of Creation Baskets. During the years ended December 31, 2011 and 2010, US12NG was forced to use other assets to pay expenses, which could cause a drop in US12NG’s NAV over time. To the extent expenses exceed income, US12NG’s NAV will be negatively impacted.

US12NG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12NG from promptly liquidating its positions in futures contracts. During the year ended December 31, 2011, US12NG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12NG cannot predict whether such an event may occur in the future.

Since the initial offering of US12NG, all payments with respect to US12NG’s expenses were paid by USCF. US12NG does not have an obligation or intention to refund such payments by USCF. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by US12NG on an annualized basis, through at least June 30, 2012, to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV. USCF has no obligation to continue such payment into subsequent periods. US12NG will be responsible for expenses incurred subsequent to the initial offering of units relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of US12NG’s Marketing Agent, Administrator and Custodian. If USCF and US12NG are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, US12NG will terminate and investors may lose all or part of their investment.

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

As of December 31, 2011, US12NG held cash deposits and investments in Treasuries and money market funds in the amount of $29,850,271. This amount may be subject to loss should the Custodian cease operations.

Off Balance Sheet Financing

As of December 31, 2011, US12NG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12NG. While US12NG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12NG’s financial position.

European Sovereign Debt

US12NG had no direct exposure to European sovereign debt as of December 31, 2011 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, US12NG requires liquidity to redeem units, which redemptions must be in blocks of 50,000 units as of February 29, 2012 called “Redemption Baskets”. (Prior to February 29, 2012, the size of the Redemption Basket was 100,000 units). US12NG has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

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

USCF agreed to pay the start-up costs associated with the formation of US12NG, primarily its legal, accounting and other costs in connection with USCF’s registration with the CFTC as a CPO and the registration and listing of US12NG and its units with the SEC, FINRA and NYSE Arca (formerly, AMEX), respectively. However, since US12NG’s initial offering of units, offering costs incurred in connection with registering and listing additional units of US12NG have been directly borne on an ongoing basis by US12NG, and not by USCF.

USCF pays the fees of the Marketing Agent and the fees of the Custodian and Transfer Agent, BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of US12NG’s financial statements and its SEC, NFA and CFTC reports. USCF and US12NG have also entered into a licensing agreement with the NYMEX pursuant to which US12NG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. US12NG also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payment into subsequent periods.

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

As of December 31, 2011, US12NG’s portfolio consisted of 642 Natural Gas Futures NG Contracts traded on the NYMEX. For a list of US12NG’s current holdings, please see US12NG’s website at www.unitedstates12monthnaturalgasfund.com.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, US12NG may purchase over-the-counter contracts (“OTC Contracts”). Unlike most exchange-traded Futures Contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

To reduce the credit risk that arises in connection with such contracts, US12NG will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s Board. Furthermore, USCF on behalf of US12NG only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. US12NG will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the year ended December 31, 2011, US12NG did not employ any hedging methods such as those described above since all of US12NG’s investments were made over an exchange. Therefore, during such period, US12NG was not exposed to counterparty risk.

Item 8.	Financial Statements and Supplementary Data.

United States 12 Month Natural Gas Fund, LP

Index to Financial Statements

Documents	Page
Management’s Annual Report on Internal Control Over Financial Reporting.	65

Report of Independent Registered Public Accounting Firm.	66

Statements of Financial Condition at December 31, 2011 and 2010.	67

Schedule of Investments at December 31, 2011 and 2010.	68

Statements of Operations for the years ended December 31, 2011 and 2010 and the period from November 18, 2009 (commencement of operations) to December 31, 2009.	70

Statements of Changes in Partners’ Capital for the years ended December 31, 2011 and 2010 and the period from November 18, 2009 (commencement of operations) to December 31, 2009.	71

Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the period from November 18, 2009 (commencement of operations) to December 31, 2009.	72

Notes to Financial Statements for the years ended December 31, 2011 and 2010 and the period from November 18, 2009 (commencement of operations) to December 31, 2009.	73

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of US12NG’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USCF believes that, as of December 31, 2011, US12NG’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

To the Partners of

United States 12 Month Natural Gas Fund, LP

We have audited the accompanying statements of financial condition of United States 12 Month Natural Gas Fund, LP (the “Fund”) as of December 31, 2011 and 2010, including the schedule of investments as of December 31, 2011 and 2010 and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2011 and 2010 and the period from November 18, 2009 (commencement of operations) to December 31, 2009. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States 12 Month Natural Gas Fund, LP as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and the period from November 18, 2009 (commencement of operations) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 28, 2012

United States 12 Month Natural Gas Fund, LP

Statements of Financial Condition

At December 31, 2011 and 2010

	2011	2010
Assets
Cash and cash equivalents (Note 5)	$19,719,092	$30,313,275
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	10,131,179	6,966,692
Unrealized loss on open commodity futures contracts	(8,583,320)	(2,175,060)
Receivable from General Partner (Note 3)	113,169	151,689
Dividend receivable	195	1,063
Interest receivable	8	—
Other assets	203	558

Total assets	$21,380,526	$35,258,217

Liabilities and Partners’ Capital
Investment payable	$8	$—
Professional fees payable	151,075	205,005
General Partner management fees payable (Note 3)	14,661	23,857
Brokerage commissions payable	4,260	4,685
Other liabilities	976	2,657

Total liabilities	170,980	236,204

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	21,209,546	35,022,013

Total Partners’ Capital	21,209,546	35,022,013

Total liabilities and partners’ capital	$21,380,526	$35,258,217

Limited Partners’ units outstanding	1,000,000	1,000,000

Net asset value per unit	$21.21	$35.02

Market value per unit	$21.12	$34.97

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Schedule of Investments

At December 31, 2011

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2012 contracts, expiring January 2012	53	$(1,134,840)	(5.35)
NYMEX Natural Gas Futures NG March 2012 contracts, expiring February 2012	54	(992,530)	(4.68)
NYMEX Natural Gas Futures NG April 2012 contracts, expiring March 2012	54	(902,990)	(4.26)
NYMEX Natural Gas Futures NG May 2012 contracts, expiring April 2012	54	(882,660)	(4.16)
NYMEX Natural Gas Futures NG June 2012 contracts, expiring May 2012	53	(835,310)	(3.94)
NYMEX Natural Gas Futures NG July 2012 contracts, expiring June 2012	53	(890,120)	(4.20)
NYMEX Natural Gas Futures NG August 2012 contracts, expiring July 2012	54	(839,470)	(3.96)
NYMEX Natural Gas Futures NG September 2012 contracts, expiring August 2012	54	(693,560)	(3.27)
NYMEX Natural Gas Futures NG October 2012 contracts, expiring September 2012	54	(662,680)	(3.12)
NYMEX Natural Gas Futures NG November 2012 contracts, expiring October 2012	53	(426,230)	(2.01)
NYMEX Natural Gas Futures NG December 2012 contracts, expiring November 2012	53	(250,390)	(1.18)
NYMEX Natural Gas Futures NG January 2013 contracts, expiring December 2012	53	(72,540)	(0.34)

Total Open Futures Contracts	642	$(8,583,320)	(40.47)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.03%, 6/21/2012	$1,760,000	$1,759,748	8.30

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	2,508,863	2,508,863	11.83
Goldman Sachs Financial Square Funds - Government Fund - Class SL	1,501,985	1,501,985	7.08
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	6,507,773	6,507,773	30.68

Total Money Market Funds		10,518,621	49.59

Total Cash Equivalents		$12,278,369	57.89

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Schedule of Investments

At December 31, 2010

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2011 contracts, expiring January 2011	63	$(481,780)	(1.38)
NYMEX Natural Gas Futures NG March 2011 contracts, expiring February 2011	63	(369,360)	(1.05)
NYMEX Natural Gas Futures NG April 2011 contracts, expiring March 2011	63	(245,660)	(0.70)
NYMEX Natural Gas Futures NG May 2011 contracts, expiring April 2011	63	(239,620)	(0.68)
NYMEX Natural Gas Futures NG June 2011 contracts, expiring May 2011	63	(321,180)	(0.92)
NYMEX Natural Gas Futures NG July 2011 contracts, expiring June 2011	63	(271,080)	(0.77)
NYMEX Natural Gas Futures NG August 2011 contracts, expiring July 2011	63	(178,230)	(0.51)
NYMEX Natural Gas Futures NG September 2011 contracts, expiring August 2011	63	(139,530)	(0.40)
NYMEX Natural Gas Futures NG October 2011 contracts, expiring September 2011	63	(80,810)	(0.23)
NYMEX Natural Gas Futures NG November 2011 contracts, expiring October 2011	63	19,150	0.05
NYMEX Natural Gas Futures NG December 2011 contracts, expiring November 2011	63	67,480	0.19
NYMEX Natural Gas Futures NG January 2012 contracts, expiring December 2011	63	65,560	0.19

Total Open Futures Contracts	756	$(2,175,060)	(6.21)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$11,507,524	$11,507,524	32.86
Goldman Sachs Financial Square Funds - Government Fund - Class SL	2,501,682	2,501,682	7.14
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	14,004,429	14,004,429	39.99

Total Cash Equivalents		$28,013,635	79.99

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Operations

For the years ended December 31, 2011 and 2010 and the period from November 18, 2009 (commencement of operations) to December 31, 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Period from November 18, 2009 to December 31, 2009
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(7,653,100)	$(9,574,510)	$934,900
Change in unrealized gain (loss) on open positions	(6,408,260)	(3,837,730)	1,662,670
Dividend income	4,110	13,917	782
Interest income	2,028	1,610	169
Other income	5,350	8,000	4,000

Total income (loss)	(14,049,872)	(13,388,713)	2,602,521

Expenses
General Partner management fees (Note 3)	239,340	249,022	16,490
Professional fees	151,075	205,005	140,800
Brokerage commissions	7,002	12,869	9,284
Other expenses	11,374	16,070	753

Total expenses	408,791	482,966	167,327

Expense waiver (Note 3)	(113,169)	(151,688)	(136,678)

Net expenses	295,622	331,278	30,649

Net income (loss)	$(14,345,494)	$(13,719,991)	$2,571,872

Net income (loss) per limited partnership unit	$(13.81)	$(18.75)	$3.77

Net income (loss) per weighted average limited partnership unit	$(13.80)	$(15.42)	$6.02

Weighted average limited partnership units outstanding	1,039,452	889,863	427,273

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Changes in Partners’ Capital

For the years ended December 31, 2011 and 2010 and the period from November 18, 2009 (commencement of operations) to December 31, 2009

	General Partner	Limited Partners	Total

Balances, at December 31, 2008	$20	$980	$1,000
Addition of 800,000 partnership units	—	40,652,357	40,652,357
Redemption of 100,000 partnership units	(20)	(5,588,061)	(5,588,081)
Net income	—	2,571,872	2,571,872

Balances, at December 31, 2009	—	37,637,148	37,637,148
Addition of 800,000 partnership units	—	30,789,052	30,789,052
Redemption of 500,000 partnership units	—	(19,684,196)	(19,684,196)
Net loss	—	(13,719,991)	(13,719,991)

Balances, at December 31, 2010	—	35,022,013	35,022,013
Addition of 300,000 partnership units	—	10,130,630	10,130,630
Redemption of 300,000 partnership units	—	(9,597,603)	(9,597,603)
Net loss	—	(14,345,494)	(14,345,494)

Balances, at December 31, 2011	$—	$21,209,546	$21,209,546

Net Asset Value Per Unit:
At December 31, 2008	$—

At November 18, 2009 (commencement of operations)	$50.00

At December 31, 2009	$53.77

At December 31, 2010	$35.02

At December 31, 2011	$21.21

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Cash Flows

For the years ended December 31, 2011 and 2010 and the period from November 18, 2009 (commencement of operations) to December 31, 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Period from November 18, 2009 to December 31, 2009
Cash Flows from Operating Activities:
Net income (loss)	$(14,345,494)	$(13,719,991)	$2,571,872
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(3,164,487)	(3,026,276)	(3,940,416)
Unrealized (gain) loss on futures contracts	6,408,260	3,837,730	(1,662,670)
(Increase) decrease in receivable from General Partner	38,520	(15,011)	(136,678)
(Increase) decrease in dividend receivable	868	(334)	(729)
Increase in interest receivable	(8)	—	—
(Increase) decrease in other assets	355	(558)	—
Increase in investment payable	8	—	—
Increase (decrease) in professional fees payable	(53,930)	64,205	140,800
Increase (decrease) in General Partner management fees payable	(9,196)	8,874	14,983
Increase (decrease) in brokerage commissions payable	(425)	1,485	3,200
Increase (decrease) in other liabilities	(1,681)	1,904	753

Net cash used in operating activities	(11,127,210)	(12,847,972)	(3,008,885)

Cash Flows from Financing Activities:
Addition of partnership units	10,130,630	30,789,052	40,652,357
Redemption of partnership units	(9,597,603)	(19,684,196)	(5,588,081)

Net cash provided by financing activities	533,027	11,104,856	35,064,276

Net Increase (Decrease) in Cash and Cash Equivalents	(10,594,183)	(1,743,116)	32,055,391

Cash and Cash Equivalents, beginning of year/period	30,313,275	32,056,391	1,000

Cash and Cash Equivalents, end of year/period	$19,719,092	$30,313,275	$32,056,391

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Financial Statements

For the years ended December 31, 2011 and 2010 and the period from November 18, 2009 (commencement of operations) to December 31, 2009

NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“US12NG”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. US12NG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). US12NG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of October 30, 2009 (the “LP Agreement”). The investment objective of US12NG is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less US12NG’s expenses. It is not the intent of US12NG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of US12NG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”) believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). US12NG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of December 31, 2011, US12NG held 642 Futures Contracts for natural gas traded on the NYMEX.

US12NG commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of US12NG. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the American Stock Exchange (the “AMEX”) by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Agriculture Index Fund (“USAG”), the United States Copper Index Fund (“CPER”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI and CPER listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively. USAG and USMI are not listed on the NYSE Arca as of the filing of this annual report on Form 10-K. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“USABF”), each a series of the United States Commodity Funds Trust I.

Effective February 29, 2012, US12NG issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 50,000 units (“Creation Baskets”) through ALPS Distributors, Inc. as the marketing agent (the “Marketing Agent”). Prior to February 29, 2012, US12NG issued units to Authorized Purchasers by offering baskets consisting of 100,000 units through the Marketing Agent. The purchase price for a Creation Basket is based upon the NAV of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

From July 1, 2011 through December 31, 2011 (and continuing at least through May 1, 2012), Authorized Purchasers pay US12NG a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of US12NG but rather at market prices quoted on such exchange.

In November 2009, US12NG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, US12NG listed its units on the NYSE Arca under the ticker symbol “UNL”. On that day, US12NG established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,001,000. US12NG also commenced investment operations on November 18, 2009 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of December 31, 2011, US12NG had registered a total of 30,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. US12NG earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate less 32 basis points. In addition, US12NG earns income on funds held at the custodian or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

US12NG is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), US12NG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. US12NG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. US12NG is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in US12NG recording a tax liability that reduces net assets. However, US12NG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. US12NG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2011.

Creations and Redemptions

Effective February 29, 2012, Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 units at a price equal to the NAV of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed. Prior to February 29, 2012, Authorized Purchasers could only purchase Creation Baskets or redeem Redemption Baskets in blocks of 100,000 units.

US12NG receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in US12NG’s statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of US12NG in proportion to the number of units each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Net Asset Value Per Unit

US12NG’s per unit NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. US12NG uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at December 31, 2011.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by US12NG. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period, if warranted.

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of six months or less.

Reclassification

Certain amounts in the accompanying financial statements were reclassified to conform with the current presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

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

Ongoing Registration Fees and Other Offering Expenses

US12NG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2011 and 2010 and the period from November 18, 2009 (commencement of operations) to December 31, 2009, US12NG did not incur any registration fees and other offering expenses.

Directors’ Fees and Expenses

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance for US12NG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of US12NG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. US12NG shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund, computed on a daily basis. These fees and expenses for the year ended December 31, 2011 were $607,582 for US12NG and the Related Public Funds. US12NG’s portion of such fees and expenses was $3,808. For the years ended December 31, 2010 and 2009, these fees and expenses were $1,107,140 and $433,046, respectively, for US12NG and the Related Public Funds, other than USCI, USAG, CPER and USMI. US12NG’s portion of such fees and expenses was $7,571 and $125, respectively. Effective as of April 1, 2010, US12NG became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, US12NG and the Related Public Funds, except USCI, USAG, CPER and USMI.

Licensing Fees

As discussed in Note 4 below, US12NG entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, up to October 19, 2011, US12NG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, US12NG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2011, 2010 and 2009, US12NG incurred $7,565, $8,499 and $628, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs were approximately $55,000 for the year ended December 31, 2011.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, US12NG pays all brokerage fees and other expenses in connection with the operation of US12NG, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by US12NG, to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payment into subsequent periods.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to US12NG and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, USBO’s, USCI’s, USMI’s, USAG’s and CPER’s combined net assets, (b) 0.0465% for US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, USBO’s, USCI’s, USMI’s, USAG’s and CPER’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, USBO’s, USCI’s, USMI’s, USAG’s and CPER’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

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

US12NG and the NYMEX entered into a licensing agreement on December 4, 2007, as amended on October 20, 2011, whereby US12NG was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, US12NG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

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

All of the futures contracts held by US12NG were exchange-traded futures contracts through December 31, 2011. The risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter transactions, since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. As of December 31, 2011, US12NG has not entered into any cleared swaps or over-the-counter transactions. Over-the-counter transactions subject US12NG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. US12NG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. However, as compared to its over-the-counter transactions, it may more easily realize value by reselling its futures contracts. In addition, US12NG bears the risk of financial failure by the clearing broker.

US12NG’s cash and other property, such as Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of US12NG’s assets posted with that futures commission merchant; however, the majority of US12NG’s assets are held in Treasuries, cash and/or cash equivalents with US12NG’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of US12NG’s custodian could result in a substantial loss of US12NG’s assets.

USCF invests a portion of US12NG’s cash in money market funds that seek to maintain a stable per unit NAV. US12NG is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2011 and December 31, 2010, US12NG held investments in money market funds in the amounts of $10,518,621 and $28,013,635, respectively. USCF holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of December 31, 2011 and December 31, 2010, US12NG held cash deposits and investments in Treasuries in the amounts of $19,331,650 and $9,266,332, respectively. This amount may be subject to loss should US12NG’s custodian cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the years ended December 31, 2011 and 2010 and the period from November 18, 2009 (commencement of operations) to December 31, 2009. This information has been derived from information presented in the financial statements.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from November 18, 2009 to December 31, 2009
Per Unit Operating Performance:

Net asset value, beginning of year/period	$35.02	$53.77	$50.00
Total income (loss)	(13.42)	(18.21)	3.84
Net expenses	(0.39)	(0.54)	(0.07)

Net increase (decrease) in net asset value	(13.81)	(18.75)	3.77

Net asset value, end of year/period	$21.21	$35.02	$53.77

Total Return	(39.43)%	(34.87)%	7.54%

Ratios to Average Net Assets
Total income (loss)	(44.03)%	(37.65)%	11.42%

Management fees	0.75%	0.70%	0.60	%*

Total expenses excluding management fees	0.53%	0.66%	5.49	%*

Expenses waived	(0.36)%	(0.43)%	(4.97	)%*

Net expenses excluding management fees	0.17%	0.23%	0.52	%*

Net income (loss)	(44.95)%	(38.58)%	11.28%

*	Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from US12NG.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2011 and 2010.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2011	2011	2011	2011
Total Loss	$(418,515)	$(1,924,977)	$(5,015,695)	$(6,690,685)

Total Expenses	112,956	124,760	119,657	51,418
Expense Waivers	(37,670)	(35,903)	(39,596)	—

Net Expenses	75,286	88,857	80,061	51,418

Net Loss	$(493,801)	$(2,013,834)	$(5,095,756)	$(6,742,103)

Net Loss per Unit	$(0.75)	$(1.70)	$(4.63)	$(6.73)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2010	2010	2010	2010
Total Income (Loss)	$(9,365,648)	$1,819,125	$(6,531,792)	$689,602

Total Expenses	208,444	110,931	70,101	93,490
Expense Waivers	(138,538)	(30,482)	—	17,332

Net Expenses	69,906	80,449	70,101	110,822

Net Income (Loss)	$(9,435,554)	$1,738,676	$(6,601,893)	$578,780

Net Income (Loss) per Unit	$(13.23)	$1.82	$(8.03)	$0.69

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

The following table summarizes the valuation of US12NG’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$12,278,369	$12,278,369	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(8,583,320)	(8,583,320)	—	—

During the year ended December 31, 2011, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of US12NG’s securities at December 31, 2010 using the fair value hierarchy:

At December 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$28,013,635	$28,013,635	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,175,060)	(2,175,060)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2011	Fair Value At December 31, 2010

Futures - Commodity Contracts	Assets	$(8,583,320)	$(2,175,060)

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2011		For the year ended December 31, 2010		For the period from November 18, 2009 to December 31, 2009
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(7,653,100)		$(9,574,510)		$934,900

	Change in unrealized gain (loss) on open positions		$(6,408,260)		$(3,837,730)		$1,662,670

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU No. 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance requires retrospective application for all comparative periods presented. USCF is currently evaluating the impact ASU No. 2011-11 will have on US12NG’s financial statements.

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 is not expected to have a material impact on US12NG’s financial statements.

NOTE 10 - SUBSEQUENT EVENTS

US12NG has performed an evaluation of subsequent events through the date the financial statements were issued. The subsequent events were as follows:

Effective as of February 29, 2012, the size of the Creation Basket and Redemption Basket was reduced from 100,000 units to 50,000 units.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of

United States Commodity Funds LLC and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of United States Commodity Funds LLC and Subsidiaries (the “Company”) as of December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Commodity Funds LLC and Subsidiaries as of December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado

March 28, 2012

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2011 AND 2010

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$367,792	$1,638,272
Management fees receivable	1,561,194	2,144,425
Investments (Notes 2 and 4)	1,321	4,985
Other assets	10,191	3,191

Total assets	$1,940,498	$3,790,873

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable	$1,280,251	$491,774
Income tax payable	175,000	283,820
Expense waiver payable (Note 3)	474,045	942,100

Total liabilities	1,929,296	1,717,694

COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)

EQUITY:
Member’s equity (Notes 3 and 7)	10,222	2,072,199
Noncontrolling interests (Note 3)	980	980

Total equity	11,202	2,073,179

Total liabilities and equity	$1,940,498	$3,790,873

The accompanying notes are an integral part of this statement.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1—ORGANIZATION AND OPERATION

Victoria Bay Asset Management, LLC was formed as a single-member limited liability company in the State of Delaware on May 10, 2005. On June 13, 2008, Victoria Bay Asset Management, LLC changed its name to United States Commodity Funds LLC (the “Company”). The Company is the General Partner (the “General Partner”) of United States Oil Fund, LP (“USOF”), United States Natural Gas Fund, LP (“USNG”), United States Heating Oil Fund, LP (“USHO”), United States Gasoline Fund, LP (“USG”), United States 12 Month Oil Fund, LP (“US12OF”), United States 12 Month Natural Gas Fund, LP (“US12NG”), United States Short Oil Fund, LP (“USSO”), United States Brent Oil Fund, LP (“USBO”), United States Short Natural Gas Fund, LP (“USSNG”), and is the Sponsor (“Sponsor”) of United States Commodity Index Fund (“USCI”) and United States Copper Index Fund (“CPER”), both of which is a series of the United States Commodity Index Funds Trust (“Trust”). The Company is registered as a commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). USOF, USNG, USHO, USG, US12OF, US12NG, USSO, USBO, USCI and CPER (collectively, the “Funds”) are commodity pools registered with the CFTC and members of the NFA that issue units that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbols “USO,” “UNG,” “UHN,” “UGA,” “USL,” “UNL,” “DNO,” “BNO,” “USCI,” and CPER. The United States Metals Index Fund (“USMI”) and United States Agriculture Index Fund (“USAG”), also each a series of the Trust, will also be commodity pools and are in the process of registering their units to be purchased and sold on the NYSE ARCA. USSNG is a commodity pool that has been formed but has not yet begun the process of registering its units.

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

NOTE 1—ORGANIZATION AND OPERATION (continued)

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

NOTE 1—ORGANIZATION AND OPERATION (continued)

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

USCI began trading on August 10, 2010 by purchasing futures contracts traded on the New York Mercantile Exchange (“NYMEX”), ICE Futures Exchange (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”) and the Commodity Exchange, Inc. (“COMEX”). The investment objective of USCI is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “Commodity Index”), less USCI’s expenses. The Commodity Index is comprised of 14

Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the Commodity Index are referred to herein as “Benchmark Component Futures Contracts.” USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter, to comply with regulatory requirements or in view of market conditions, in Other Commodity-Related Investments intended to replicate the return on the Benchmark Component Futures Contracts, including cleared swap contracts and other over-the-counter transactions, and in other Futures Contracts.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1—ORGANIZATION AND OPERATION (concluded)

CPER began trading on November 15, 2011 by purchasing futures contracts traded on the COMEX. The investment objective of CPER is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “Copper Index”), less CPER’s expenses. The Copper Index is designed to reflect the performance of the investment returns form a portfolio of copper futures contracts. The Copper Index is owned and maintained by SummerHaven Index Management LLC (“SummerHaven Indexing”) and calculated and published by the NYSE Arca. The Copper Index is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SummerHaven Indexing. The Eligible Copper Futures Contracts that at any given time make up the Copper Index are referred to herein as “Benchmark Component Copper Futures Contracts.” CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts.

As of December 31 2011, USSNG had not formally begun operations.

The Company is a wholly owned subsidiary of Wainwright Holdings, Inc. (“Wainwright”), a Delaware corporation. Wainwright is a holding company that is controlled by the president of the Company and served as the initial limited partner of the Funds, except for USCI and CPER. It also serves as the initial limited partner for USSNG.

As the General Partner or Sponsor of the Funds, the Company is required to evaluate the credit risk of the Funds to their futures commission merchant, oversee the purchases and sales of the Funds’ units by certain “authorized purchasers,” review the daily positions and margin requirements of the Funds, and manage the Funds’ investments. The Company also pays continuing service fees to the marketing agent for communicating with the authorized purchasers.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The Company, as General Partner or Sponsor of the Funds and USSNG, has included the accounts of USSNG since its inception in the consolidated financial statements. The Company has recorded a noncontrolling interest for the amount directly owned by the limited partner (representing the limited partner interest owned by Wainwright). Subsequent to the Funds commencing operations, the Company and Wainwright redeemed their interests. Therefore, as of December 31, 2011, the accounts of each of the Funds were no longer included in the accompanying consolidated statement of financial condition. All intercompany accounts and balances have been eliminated in consolidation.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue recognition

The Company recognizes revenue in the period earned under the terms of the Funds’ respective Limited Partnership Agreements, as amended from time to time (the “Limited Partnership Agreements”) and the Trust Agreement, as amended from time to time (the “Trust Agreement”). These Agreements provide for fees based upon a percentage of the daily average net asset value of the Funds. In connection with the Funds’ trading activities, commodity futures contracts, cleared swap contracts, forward contracts, physical commodities, and related options are recorded on the trade-date basis. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains and losses on open contracts are reflected in the statement of financial condition and represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations.

The Company earns interest on its assets on deposit at the broker at the 90-day Treasury bill rate for deposits denominated in U.S. dollars. In addition, the Funds earn interest on funds held with their custodian at prevailing market rates earned on such investments.

Management fee

Under the Funds’ respective Agreements, the Company is responsible for investing the assets of the Funds in accordance with the objectives and policies of the Funds. In addition, the Company has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Funds. For these services, the Funds are contractually obligated to pay the Company a management fee, which is paid monthly, based on the average daily net assets of the Funds. USOF pays a management fee of 0.45% per annum on its average daily net assets. USNG pays a fee equal to 0.60% per annum on average daily net assets of $1,000,000,000 or less and 0.50% of average daily net assets that are greater than $1,000,000,000. US12OF, USHO, USG and USSO each pay a fee of 0.60% per annum on their average daily net assets. Since inception through April 30, 2010 the Company has been charging US12NG a management fee at a reduced rate of 0.60% per annum of average daily net assets. Effective May 1, 2010, the Company resumed charging US12NG its standard rate of 0.75% per annum of average daily net assets. The difference of 0.15% per annum of average daily net assets since inception through April 30, 2010 has been waived by the Company and will not be recouped from US12NG. USBO pays a management fee of 0.75% per annum on its average daily net assets. Each of USCI and CPER pays a management fee of 0.95% per annum on its average daily net assets.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Funds pay for all brokerage fees, taxes and other expenses, including registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent units after their initial registration and all legal, accounting, printing and other expenses associated therewith. The Funds, except for USBO, USCI and CPER, also pay licensing fees for the use of intellectual property. The Funds also pay the fees and expenses of the independent directors.

Investments and Valuation of Investments

The Company’s investments in common stock are classified as available-for-sale-securities and are considered to be held for an indefinite period. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale-securities are recorded at fair value on the statement of financial condition, with the change in fair value excluded from earnings and recorded as a component of other comprehensive income (loss) included in member’s equity. Unrealized holding gains or losses on such securities, which were added to or subtracted from member’s equity was $(1,085) and $16,133, for the years ended December 31, 2011 and 2010 (see Note 7).

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

Level I—Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III—Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available. In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety. The Company’s adoption of FASB ASC Topic 820 did not have a material effect on its consolidated financial position, results of operations or liquidity.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Additions and redemptions

Authorized purchasers may purchase creation baskets of the Funds only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed. Authorized purchasers may redeem units from the Funds only in blocks of 100,000 units called “Redemption Baskets.” Effective as of February 29, 2012, the size of the Creation Basket and Redemption Basket was reduced from 100,000 units to 50,000 units for US12OF, USG, USHO, USSO, US12NG and USBO. The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the Funds’ units in the Redemption Basket as of the end of each business day.

The Funds receive or pay the proceeds from units sold or redeemed within three business days after the trade-date of the purchase or redemption. The amounts due from authorized purchasers are reflected in the Funds’ statement of financial condition as receivables for units sold, and amounts payable to authorized purchasers upon redemption are reflected as payable for units redeemed.

Capital and allocation of income and losses

Profit or loss shall be allocated among the unitholders of the Funds in proportion to the number of units each unitholder holds as of the close of each month. The Company, when it serves in a capacity as a General Partner or Sponsor, may revise, alter or otherwise modify this method of allocation as described in the Limited Partnership Agreements or Trust Agreement.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

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

NOTE 3—CAPITALIZATION AND RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011 and 2010, the Company paid approximately $9,900,000 and $8,100,000 in distributions to its member.

The Funds (except for USCI and CPER) and USSNG were each capitalized with $1,000, of which the Company contributed $20 and Wainwright contributed $980. The Trust was capitalized with $4,000, which was contributed solely by the Company, which is included in cash and cash equivalents in the accompanying statement of financial condition.

In addition, the Company, as General Partner or Sponsor, through no obligation to do so, has agreed to pay certain expenses, including those relating to audit expenses and tax accounting and reporting requirements normally borne by USHO, USG, USSO, US12NG, USBO, USCI and CPER to the extent that such expenses exceed 0.15% (15 basis points) of their NAV, on an annualized basis. The Company, as General Partner or Sponsor, has no obligation to continue such payments in subsequent years.

The Company’s consolidated statements of financial condition reflects noncontrolling interests in its subsidiaries as of December 31, 2011 and 2010. A schedule of the noncontrolling interests is presented below:

	December 31,
	2011	2010
Limited partner interest in United States Short Natural Gas Fund, LP	$980	$980

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 4—FAIR VALUE MEASUREMENTS

The following table summarizes the valuation of the Company’s investments at December 31, 2011 and 2010 using the fair value hierarchy:

At December 31, 2011:	Total	Level I	Level II	Level III
Investments	$1,321	$1,321	$—	$—

At December 31, 2010:	Total	Level I	Level II	Level III
Investments	$4,985	$4,985	$—	$—

NOTE 5—INCOME TAXES

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

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred tax liabilities	$—	$—

Deferred tax assets:
Funds’ startup expenses (offering costs)	$981,000	$915,000
Unrealized losses on investments	169,000	169,000
Valuation allowance for deferred tax assets	(1,150,000)	(1,084,000)

	$—	$—

The valuation allowance increased by $66,000 and $346,000 for the years ended December 31, 2011 and 2010. The portion of the deferred tax asset shown relating to the Company’s unrealized losses on investments reported above relates to the unrealized losses on investments and is accounted for as other comprehensive loss (see Note 7).

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 6—CONTRACTS AND AGREEMENTS

The Company, together with each of the Funds, is a party to marketing agent agreements with ALPS Distributors, Inc. (“ALPS”), a Colorado corporation, whereby ALPS provides certain marketing services for the Funds as outlined in their respective marketing agent agreements. Under the agreement dated as of March 13, 2006, as amended, whereby ALPS provides certain marketing services for USOF, the Company pays ALPS a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on USOF’s assets from $0 — $500 million; 0.04% on USOF’s assets from $500 million — $4 billion; and 0.03% on USOF’s assets in excess of $4 billion. Under the agreement dated as of April 17, 2007, whereby ALPS provides certain marketing services for USNG, and the agreement dated as of November 13, 2007, whereby ALPS provides certain marketing services for US12OF, the Company pays ALPS fees equal to 0.06% on each of USNG’s and US12OF’s assets up to $3 billion and 0.04% on each of USNG’s and US12OF’s assets in excess of $3 billion. Under the agreement dated as of February 15, 2008, whereby ALPS provides certain marketing services for USG, and the agreement dated March 10, 2008 whereby ALPS provides certain marketing services for USHO, the Company pays ALPS fees equal to 0.06% on each of USG’s and USHO’s assets up to $3 billion and 0.04% on each of USG’s and USHO’s assets in excess of $3 billion. Under the agreement dated as of June 8, 2009, whereby ALPS provides certain marketing services for USSO and the agreement dated October 30, 2009, whereby ALPS provides certain marketing services for US12NG, the Company pays ALPS fees equal to 0.06% on each of USSO’s and US12NG’s assets up to $3 billion; and 0.04% on each of USSO’s and US12NG’s assets in excess of $3 billion. Under the agreement dated as of March 31, 2010, whereby ALPS provides certain marketing services for USBO and the agreement dated July 22, 2010, whereby ALPS provides certain marketing services for each of USCI and CPER, the Company pays ALPS fees equal to 0.06% on each of USBO’s, USCI’s and CPER’s assets up to $3 billion; and 0.04% on each of USBO’s, USCI’s and CPER’s assets in excess of $3 billion.

The above fees do not include the following expenses, which are also borne by the Company: the cost of placing advertisements in various periodicals, web construction and development, and the printing and production of various marketing materials.

The Company, each of the Funds and Trust are parties to custodian agreements with Brown Brothers Harriman & Co. (“Brown Brothers”), whereby Brown Brothers holds investments on behalf of the Funds. The Company pays the fees of the custodian, which shall be determined by the parties from time to time. In addition, the Company, with each of the Funds and the Trust, are parties to administrative agency agreements with Brown Brothers, whereby Brown Brothers acts as the administrative agent, transfer agent and registrar for each of the Funds. The Company also pays the fees of Brown Brothers for its services under these agreements and such fees will be determined by the parties from time to time.

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

The Company, as Sponsor to the Trust, has entered into an agreement with SummerHaven Asset Management, LLC (“SummerHaven”) for their services as a commodity trading advisor to each of USCI and CPER. For their services, the Company pays SummerHaven an advisory fee for USCI equal to a percentage of the average daily assets of USCI that is equal to the percentage paid to USCF by USCI minus 0.14% with that result multiplied by 0.5 minus 0.06%. The Company also pays an advisory fee for CPER equal to a percentage of the average daily assets of CPER that is equal to the percentage paid to USCF by CPER minus 0.18% with that result multiplied by 0.5 minus 0.06%. The Company also pays SummerHaven a sublicense fee for the use of the Commodity Index and the Copper Index. For each of USCI and CPER, the Company paid $15,000 for the calendar year 2011, plus an annual fee of 0.06% of the average daily assets of each of USCI and CPER.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 6—CONTRACTS AND AGREEMENTS (concluded)

Each of the Funds, with the exception of USCI and CPER, has entered into brokerage agreements pursuant to which UBS Securities LLC acts as the futures commission merchant (the “FCM”); NewEdge USA, LLC acts as the FCM for USCI and CPER. The agreements provide that the FCM will charge commissions of approximately $7 to $8 per round-turn trade plus applicable exchange and NFA fees for futures contracts and options on futures contracts.

Each of the Funds, other than USBO, USCI and CPER, has invested primarily in futures contracts traded on the Exchange since the commencement of its operations. The Funds, other than USBO, USCI and CPER, have entered into a license agreement with the Exchange whereby the Funds were granted a non-exclusive license to use certain of the Exchange’s settlement prices and service marks. Up to October 19, 2011, the Funds, other than USBO, USCI and CPER, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined assets of the Funds and 0.02% for combined assets above $1,000,000,000. On and after October 20, 2011, the Funds, other than USBO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all assets.

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

NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the years ended December 31, 2011 and 2010 are as follows:

Balance, December 31, 2009	$(513,284)

Unrealized holding gains on investments	15,318

Balance, December 31, 2010	(497,966)

Unrealized holding losses on investments	(1,085)

Balance, December 31, 2011	$(499,051)

The Company records its other comprehensive loss net of income tax expense (benefit). As of December 31, 2011 and 2010, the Company has not recorded an income tax expense or benefit associated with its accumulated other comprehensive loss (see Note 5).

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 8—OFF-BALANCE SHEET RISKS AND CONTINGENCIES

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

The Company has securities for its own account and may incur losses if the market value of the securities decreases subsequent to December 31, 2011.

The Company has a substantial portion of its assets on deposit with banks. Assets deposited with banks are subject to credit risk. In the event of a bank’s insolvency, recovery of the Company’s assets on deposit may be limited to account insurance or other protection afforded such deposits. As of December 31, 2011, the Company had cash of $117,792 in excess of the federally insured amount of $250,000.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 9—SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855-10-05, the Company has performed an evaluation of subsequent events through March 28, 2012 which is the date the financial statements were available to be issued. The evaluation did not result in any items to disclose.

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

Management’s Annual Report on Internal Control Over Financial Reporting

US12NG is responsible for establishing and maintaining adequate internal control over financial reporting. US12NG’s internal control system is designed to provide reasonable assurance to USCF and the Board of USCF regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. USCF’s report on internal control over financial reporting is set forth above under the heading, “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

Change in Internal Control Over Financial Reporting

There were no changes in US12NG’s internal control over financial reporting during US12NG’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, US12NG’s internal control over financial reporting.

Item 9B.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month US12NG publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on US12NG’s website at www.unitedstates12monthnaturalgasfund.com.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Mr. Nicholas Gerber and Mr. Howard Mah serve as executive officers of USCF. US12NG has no executive officers. Its affairs are generally managed by USCF. The following individuals serve as Management Directors of USCF.

Nicholas Gerber has been the President and CEO of USCF since June 9, 2005 and a Management Director of USCF since May 10, 2005. He maintains his main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. He has been listed with the CFTC as a Principal of USCF since November 29, 2005, as Branch Manager of USCF since May 15, 2009 and registered with the CFTC as an Associated Person of USCF on December 1, 2005. Mr. Gerber also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., a company formed to reinsure workmen’s compensation insurance, from June 2003 to December 2009. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since March 1995. Since August 1995, Mr. Gerber has been the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2011, had $200,749,014 in assets. He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 49 years old.

In concluding that Mr. Gerber should serve as Management Director of USCF, USCF considered his broad business experiences in the industry including: forming and managing investment companies and commodity pools, raising capital for such entities and founding and managing non-finance related companies.

Howard Mah has been a Management Director of USCF since May 10, 2005, Secretary of USCF since June 9, 2005, and Chief Financial Officer of USCF since May 23, 2006. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. In these roles, Mr. Mah is currently involved in the management of US12NG and the Related Public Funds and will be involved in the management of USMI, USAG, USSF, UNGD, USGO and USABF, if such funds commence operations. Mr. Mah also serves as USCF’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He served as Secretary and Chief Compliance Officer of the Ameristock ETF Trust from February 2007 until June 2008 when the trust was liquidated, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax and finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund since June 1995 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund since August 2004 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 47 years old.

In concluding that Mr. Mah should serve as Management Director of USCF, USCF considered his background in accounting and finance, as well as his experience as Chief Compliance Officer for USCF and Ameristock Corporation.

Andrew F. Ngim has been a Management Director of USCF since May 10, 2005 and Treasurer of USCF since June 9, 2005. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. As Treasurer of USCF, Mr. Ngim is currently involved in the management of US12NG and the Related Public Funds and will be involved in the management of USMI, USAG, USSF, UNGD, USGO and USABF, if such funds commence operations. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim has been Ameristock Corporation’s Managing Director since January 1999 and co-portfolio manager of Ameristock Corporation since January 2000, Trustee of the Ameristock ETF Trust since February 2007, and served as a portfolio manager for the Ameristock/ Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. Mr. Ngim is 51 years old.

In concluding that Mr. Ngim should serve as Management Director of USCF, USCF considered his broad career in the financial services industry as well as experience as co-Portfolio Manager of the Ameristock Mutual Fund.

The following individuals provide significant services to US12NG but are employed by USCF.

John P. Love has acted as the Portfolio Operations Manager for US12NG since it commenced operations in November 2009 and the Related Public Funds since January 2006 and, effective March 1, 2010, became the Senior Portfolio Manager for US12NG and the Related Public Funds. He is expected to be Senior Portfolio Manager for USMI, USAG, USSF, UNGD, USGO and USABF, if such funds commence operations. Mr. Love is also employed by USCF. He has been listed with the CFTC as a Principal of USCF since January 17, 2006. Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. Mr. Love holds a Series 3 license and was registered with the CFTC as an Associated Person of USCF from December 1, 2005 through April 16, 2009. Mr. Love has passed the Level I and Level II Chartered Financial Analyst examinations. He holds a BFA in cinema-television from the University of Southern California. Mr. Love is 40 years old.

John T. Hyland, CFA acts as a Portfolio Manager and as the Chief Investment Officer for USCF. Mr. Hyland is employed by USCF. He registered with the CFTC as an Associated Person of USCF on December 1, 2005, and has been listed with the CFTC as a Principal of USCF since January 17, 2006. Mr. Hyland became the Portfolio Manager for US12NG, USNG, USOF, US12OF, UGA, USHO, USSO, USBO, USCI and CPER in November 2009, April 2007, April 2006, December 2007, February 2008, April 2008, September, 2009, June 2010, August 2010 and November 2011, respectively, and as Chief Investment Officer of USCF since January 2008, acts in such capacity on behalf of US12NG and the Related Public Funds. He will also be the Portfolio Manager for USMI, USAG, USSF, UNGD, USGO and USABF upon the commencement of such funds’ operations. As part of his responsibilities for US12NG and the Related Public Funds, Mr. Hyland handles day-to-day trading, helps set investment policies, and oversees US12NG’s and the Related Public Funds’ activities with their futures commission brokers, custodian-administrator, and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provided portfolio management and new fund development expertise to non-U.S. institutional investors through December 2009. Since January 2010, Towerhouse Capital Management has been inactive. Mr. Hyland was a Principal for Towerhouse in charge of portfolio research and product development regarding U.S. and non-U.S. real estate related securities. Mr. Hyland received his Chartered Financial Analyst (“CFA”) designation in 1994. Mr. Hyland is a member of the CFA Institute (formerly AIMR) and is a member and former president of the CFA Society of San Francisco. He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He is a graduate of the University of California, Berkeley. Mr. Hyland is 52 years old.

Ray W. Allen acts as a Portfolio Operations Manager for USOF, US12OF, USSO and USBO. He has been employed by USCF since January 14, 2008. He holds a Series 3 license and registered with the CFTC as an Associated Person of USCF on March 25, 2008. He has been listed with the CFTC as a Principal of USCF since March 18, 2009. Mr. Allen’s responsibilities include daily trading and operations for USOF, US12OF, USSO and USBO. Mr. Allen also acted as a Portfolio Operations Manager for UGA, USHO and US12NG until March 1, 2010. In addition, from February 2002 to October 2007, Mr. Allen was responsible for analyzing and evaluating the creditworthiness of client companies at Marble Bridge Funding Group Inc., in Walnut Creek, CA. Marble Bridge Funding Group Inc. is a commercial finance company providing capital to entrepreneurial companies. For the period from October 2007 to January 14, 2008, Mr. Allen was not employed by USCF and did not engage in any business-related activity. Mr. Allen received a BA in Economics from the University of California at Berkeley in 1980. Mr. Allen is 55 years old.

The following individuals serve as independent directors of USCF.

Peter M. Robinson has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of US12NG and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since December 2005. Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. The Hoover Institution is a public policy think tank located on the campus of Stanford University. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 54 years old.

In concluding that Mr. Robinson should serve as independent director of USCF, USCF considered his broad experience in the United States government, including his employment at the SEC, and his knowledge of and insight into public policy.

Gordon L. Ellis has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of US12NG and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Ellis has been Chairman of International Absorbents, Inc., a holding company of Absorption Corp., since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis is also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary which is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products. Mr. Ellis is a director/trustee of Polymer Solutions, Inc., a former publicly-held company that sold all of its assets effective as of February 3, 2004 and is currently winding down its operations and liquidating following such sale. Polymer Solutions previously developed and manufactured paints, coatings, stains and primers for wood furniture manufacturers. Mr. Ellis is a professional engineer with an MBA in international finance. Mr. Ellis is 65 years old.

In concluding that Mr. Ellis should serve as independent director of USCF, USCF considered his experience serving as the Chairman and Chief Executive Officer of a former publicly-traded corporation as well as his experience as an entrepreneur.

Malcolm R. Fobes III has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of US12NG and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Since June 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes holds a B.S. degree in Finance and Economics from San Jose State University in California. Mr. Fobes is 47 years old.

In concluding that Mr. Fobes should serve as independent director of USCF, USCF considered his background as founder, Chairman and Chief Executive Officer of a registered investment adviser as well as Chairman, President, Chief Financial Officer and Portfolio Manager of a mutual fund investment company.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen, Wainwright Holdings Inc. and Margaret Johnson. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in US12NG. John Love and John Hyland make trading and investment decisions for US12NG. John Love and Ray Allen execute trades on behalf of US12NG. In addition, Nicholas Gerber, John Hyland, Robert Nguyen and Ray Allen are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

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

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of US12NG and the Related Public Funds. Because of his background, he is most capable of effectively leading the discussion and execution of new strategic objectives. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, US12NG and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise. The Board believes that the combined role of Chairman and Chief Executive Officer facilitates information flow between USCF and the Board, including the independent directors, which is essential to effective governance.

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face US12NG and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by US12NG, including Futures Contracts or Other Natural Gas-Related Investments such as over-the-counter swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by US12NG. The policies, among other things, limit US12NG’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

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

Compensation to USCF and Other Compensation

US12NG does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of US12NG and other entities controlled by USCF. US12NG does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. US12NG pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.75% of its average daily net assets. For 2011, US12NG accrued aggregate management fees of $239,340.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2011, by the directors of USCF. US12NG’s portion of the aggregate fees paid to the directors for the year ended December 31, 2011 was $2,738.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen(1)	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$100,000	NA	NA	NA	$0	$0	$100,000
Gordon L. Ellis	$100,000	NA	NA	NA	$0	$0	$100,000
Malcolm R. Fobes III(2)	$120,000	NA	NA	NA	$0	$0	$120,000

(1)

Effective March 20, 2012, Robert L. Nguyen resigned as a Management Director of USCF. Mr. Nguyen will continue to serve as Managing Principal of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940 and an affiliate of USCF through common control.

(2)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Director Independence

In February 2012, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, US12NG, or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.	Principal Accountant Fees and Services.

The fees for services billed to US12NG by its independent auditors for the last two fiscal years as follows:

	2011	2010
Audit fees	$25,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$25,000	$25,000

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 64.

2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(1)	Form of Amended and Restated Agreement of Limited Partnership.
3.3(2)	Fifth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(3)	Form of Authorized Purchaser Agreement.
10.2(4)	Form of Marketing Agent Agreement.
10.3(4)	Form of Custodian Agreement.
10.4(4)	Form of Administrative Agency Agreement.
10.5(5)	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
10.6(6)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
14.1(2)	Code of Ethics.
31.1(2)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(2)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(2)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(2)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
99.1(7)	Customer Agreement for Futures Contracts.
101.INS(8)	XBRL Instance Document.
101.SCH(8)	XBRL Taxonomy Extension Schema.
101.CAL(8)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(8)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(8)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(8)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-144409) filed on July 6, 2007.
(2)	Filed herewith.
(3)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-144409) filed on November 2, 2009.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-144409) filed on September 23, 2009.
(5)	Incorporated by reference to Registrant’s report on Form 8-K filed on April 1, 2010.
(6)	Incorporated by reference to Registrant’s report on Form 8-K filed on October 24, 2011.
(7)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2009 filed on December 23, 2009.
(8)

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

Date: March 28, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 28, 2012
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 28, 2012
Howard Mah

/s/ Andrew Ngim	Management Director	March 28, 2012
Andrew Ngim

/s/ Peter M. Robinson	Independent Director	March 28, 2012
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 28, 2012
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 28, 2012
Malcolm R. Fobes III