Form 10-Q
period 2012-03-31
United States 12 Month Natural Gas Fund, LP
filed 2012-05-15
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 5)	$25,759,040	$19,719,092
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	12,425,884	10,131,179
Unrealized loss on open commodity futures contracts	(9,537,110)	(8,583,320)
Receivable for units sold	849,893	—
Receivable for General Partner (Note 3)	16,307	113,169
Dividend receivable	251	195
Interest receivable	28	8
Other assets	2,473	203

Total assets	$29,516,766	$21,380,526

Liabilities and Partners’ Capital
Investment payable	$—	$8
Payable for units redeemed	818,550	—
Professional fees payable	25,072	151,075
General Partner management fees payable (Note 3)	18,486	14,661
Brokerage commissions payable	3,288	4,260
Other liabilities	1,924	976

Total liabilities	867,320	170,980

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	28,649,446	21,209,546

Total Partners’ Capital	28,649,446	21,209,546

Total liabilities and partners’ capital	$29,516,766	$21,380,526

Limited Partners’ units outstanding	1,750,000	1,000,000

Net asset value per unit	$16.37	$21.21

Market value per unit	$16.28	$21.12

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2012

	000000000	000000000	000000000
	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG May 2012 contracts, expiring April 2012	85	$(1,369,100)	(4.78)
NYMEX Natural Gas Futures NG June 2012 contracts, expiring May 2012	85	(1,293,000)	(4.51)
NYMEX Natural Gas Futures NG July 2012 contracts, expiring June 2012	85	(1,287,180)	(4.49)
NYMEX Natural Gas Futures NG August 2012 contracts, expiring July 2012	86	(1,188,310)	(4.15)
NYMEX Natural Gas Futures NG September 2012 contracts, expiring August 2012	85	(1,051,330)	(3.67)
NYMEX Natural Gas Futures NG October 2012 contracts, expiring September 2012	85	(1,005,200)	(3.51)
NYMEX Natural Gas Futures NG November 2012 contracts, expiring October 2012	85	(760,560)	(2.65)
NYMEX Natural Gas Futures NG December 2012 contracts, expiring November 2012	86	(580,130)	(2.03)
NYMEX Natural Gas Futures NG January 2013 contracts, expiring December 2012	85	(405,110)	(1.41)
NYMEX Natural Gas Futures NG February 2013 contracts, expiring January 2013	86	(248,110)	(0.87)
NYMEX Natural Gas Futures NG March 2013 contracts, expiring February 2013	85	(257,570)	(0.90)
NYMEX Natural Gas Futures NG April 2013 contracts, expiring March 2013	85	(91,510)	(0.32)

Total Open Futures Contracts	1,023	$(9,537,110)	(33.29)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.03%, 6/21/2012	$1,760,000	$1,759,881	6.14

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	2,508,926	2,508,926	8.76
Goldman Sachs Financial Square Funds - Government Fund - Class SL	1,502,003	1,502,003	5.24
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	6,508,263	6,508,263	22.72

Total Money Market Funds		10,519,192	36.72

Total Cash Equivalents		$12,279,073	42.86

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(5,765,150)	$(1,940,610)
Change in unrealized gain (loss) on open positions	(953,790)	1,515,790
Dividend income	635	2,201
Interest income	877	104
Other income	3,850	4,000

Total loss	(6,713,578)	(418,515)

Expenses
General Partner management fees (Note 3)	43,702	58,248
Professional fees	25,072	49,320
Brokerage commissions	3,407	2,666
Other expenses	1,837	2,722

Total expenses	74,018	112,956

Expense waiver (Note 3)	(16,307)	(37,670)

Net expenses	57,711	75,286

Net loss	$(6,771,289)	$(493,801)

Net loss per limited partnership unit	$(4.84)	$(0.75)

Net loss per weighted average limited partnership unit	$(5.37)	$(0.53)

Weighted average limited partnership units outstanding	1,261,538	935,556

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2012

	General Partner	General Partner	General Partner
	General Partner	Limited Partners	Total
Balances, at December 31, 2011	$—	$21,209,546	$21,209,546
Addition of 850,000 partnership units	—	15,874,389	15,874,389
Redemption of 100,000 partnership units	—	(1,663,200)	(1,663,200)
Net loss	—	(6,771,289)	(6,771,289)

Balances, at March 31, 2012	$—	$28,649,446	$28,649,446

Net Asset Value Per Unit:
At December 31, 2011	$21.21

At March 31, 2012	$16.37

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash Flows from Operating Activities:
Net loss	$(6,771,289)	$(493,801)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(2,294,705)	2,057,477
Unrealized (gain) loss on futures contracts	953,790	(1,515,790)
Decrease in receivable from General Partner	96,862	114,019
(Increase) decrease in dividend receivable	(56)	427
Increase in interest receivable	(20)	—
Increase in other assets	(2,270)	(1,538)
Decrease in investment payable	(8)	—
Decrease in professional fees payable	(126,003)	(155,685)
Increase (decrease) in General Partner management fees payable	3,825	(4,203)
Decrease in brokerage commissions payable	(972)	(200)
Increase (decrease) in other liabilities	948	(949)

Net cash used in operating activities	(8,139,898)	(243)

Cash Flows from Financing Activities:
Addition of partnership units	15,024,496	6,781,994
Redemption of partnership units	(844,650)	(3,529,524)

Net cash provided by financing activities	14,179,846	3,252,470

Net Increase in Cash and Cash Equivalents	6,039,948	3,252,227

Cash and Cash Equivalents, beginning of period	19,719,092	30,313,275

Cash and Cash Equivalents, end of period	$25,759,040	$33,565,502

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2012 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“US12NG”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. US12NG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). US12NG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of October 30, 2009 (the “LP Agreement”). The investment objective of US12NG is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less US12NG’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of US12NG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of US12NG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of US12NG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). US12NG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts for natural gas and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of March 31, 2012, US12NG held 1,023 Futures Contracts for natural gas traded on the NYMEX.

US12NG commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of US12NG. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. USMI is not listed on the NYSE Arca as of the filing of this quarterly report on Form 10-Q. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“USABF”), each a series of the United States Commodity Funds Trust I.

Effective February 29, 2012, US12NG issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 50,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). Prior to February 29, 2012, US12NG issued units to Authorized Purchasers by offering baskets consisting of 100,000 units through the Marketing Agent. The purchase price for a Creation Basket is based upon the NAV of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

From July 1, 2011 to March 31, 2012 (and continuing at least through December 31, 2012), Authorized Purchasers pay US12NG a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of US12NG but rather at market prices quoted on such exchange.

In November 2009, US12NG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, US12NG listed its units on the NYSE Arca under the ticker symbol “UNL”. On that day, US12NG established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000. US12NG also commenced investment operations on November 18, 2009 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2012, US12NG had registered a total of 30,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles (“GAAP”) in the United States of America. The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. US12NG earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate less 32 basis points. In addition, US12NG earns income on funds held at the custodian or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

US12NG is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, US12NG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. US12NG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. US12NG is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in US12NG recording a tax liability that reduces net assets. However, US12NG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. US12NG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2012.

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

US12NG receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in US12NG’s condensed statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of US12NG in proportion to the number of units each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Unit Net Asset Value

US12NG’s per unit NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units outstanding. US12NG uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at March 31, 2012.

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

Reclassification

Certain amounts in the accompanying condensed financial statements were reclassified to conform to the current presentation.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

NOTE 3 – FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of US12NG in accordance with the objectives and policies of US12NG. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to US12NG. For these services, US12NG is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.75% per annum of average daily total net assets.

Ongoing Registration Fees and Other Offering Expenses

US12NG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2012 and 2011, US12NG did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance for US12NG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of US12NG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. US12NG shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for US12NG and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, US12NG entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, US12NG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, US12NG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2012 and 2011, US12NG incurred $874 and $1,886, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $100,000 for the year ending December 31, 2012.

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

NOTE 4 – CONTRACTS AND AGREEMENTS

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to US12NG and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets, (b) 0.0465% for US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

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

NOTE 5 – FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

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

All of the futures contracts held by US12NG were exchange-traded through March 31, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if US12NG were to enter into non-exchange traded contracts, it would be subject to the credit risks associated with counterparty non-performance. Over-the-counter transactions subject US12NG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. US12NG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, US12NG bears the risk of financial failure by the clearing broker.

US12NG’s cash and other property, such as short-term obligations of the United States of two years or less (“Treasuries”), deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of US12NG’s assets posted with that futures commission merchant; however, the majority of US12NG’s assets are held in cash and/or cash equivalents with US12NG’s custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of US12NG’s custodian, however, could result in a substantial loss of US12NG’s assets.

USCF invests a portion of US12NG’s cash in money market funds that seek to maintain a stable per unit NAV. US12NG is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2012 and December 31, 2011, US12NG held investments in money market funds in the amounts of $10,519,192 and $10,518,621, respectively. US12NG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of March 31, 2012 and December 31, 2011, US12NG held cash deposits and investments in Treasuries in the amounts of $27,665,732 and $19,331,650, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should US12NG’s custodian and/or futures commission merchant cease operations.

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

The financial instruments held by US12NG are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2012 (Unaudited)	For the three months ended March 31, 2011 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$21.21	$35.02
Total loss	(4.79)	(0.67)
Total expenses	(0.05)	(0.08)

Net decrease in net asset value	(4.84)	(0.75)

Net asset value, end of period	$16.37	$34.27

Total Return	(22.82)%	(2.14)%

Ratios to Average Net Assets
Total loss	(28.65)%	(1.33)%

Management fees*	0.75%	0.75%

Total expenses excluding management fees*	0.52%	0.71%

Expenses waived*	(0.28)%	(0.49)%

Net expenses excluding management fees*	0.24%	0.22%

Net loss	(28.89)%	(1.57)%

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

The following table summarizes the valuation of US12NG’s securities at March 31, 2012 using the fair value hierarchy:

	00000000000	00000000000	00000000000	00000000000
At March 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$12,279,073	$12,279,073	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(9,537,110)	(9,537,110)	—	—

During the three months ended March 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of US12NG’s securities at December 31, 2011 using the fair value hierarchy:

	00000000000	00000000000	00000000000	00000000000

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$12,278,369	$12,278,369	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(8,583,320)	(8,583,320)	—	—

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

US12NG has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$(9,537,110)	$(8,583,320)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2012		For the three months ended March 31, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized loss on closed positions	$(5,765,150)		$(1,940,610)

	Change in unrealized gain (loss) on open positions		$(953,790)		$1,515,790

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 – SUBSEQUENT EVENTS

US12NG has performed an evaluation of subsequent events through the date the financial statements were issued. The subsequent events were as follows:

USAG listed its units on the NYSE Arca under the ticker symbol “USAG” on April 13, 2012. USAG established its initial offering per unit NAV by setting the price at $25.00. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of USAG remain outstanding in order to satisfy NYSE Arca listing requirements.

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

Introduction

US12NG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of US12NG is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less US12NG’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of US12NG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of US12NG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. The general partner of US12NG, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below).

US12NG invests in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q.

US12NG seeks to achieve its investment objective by investing in a combination of natural gas Futures Contracts and Other Natural Gas-Related Investments such that daily changes in its per unit NAV, measured in percentage terms, will closely track the daily changes in the average of the prices of the Benchmark Futures Contracts, also measured in percentage terms. USCF believes the daily changes in the average of the prices of the Benchmark Futures Contracts have historically exhibited a close correlation with the daily changes in the spot price of natural gas. It is not the intent of US12NG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of US12NG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts and Other Natural Gas-Related Investments.

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

On October 18, 2011, the Commodity Futures Trading Commission (the “CFTC”) adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held by separate Related Public Funds (as defined below).

Although the regulations became effective on January 17, 2012, the position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at applicable futures exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the futures exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity. Cash-settled NYMEX Henry Hub Natural Gas contracts, however, will be subject to a cash-settled spot-month position limit and an aggregate limit (extending across positions in both physical-delivery and cash-settled natural gas contracts), each set at five-times the limit that applies to the physical-delivery NYMEX Henry Hub Natural Gas contract.

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

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of US12NG to achieve its investment objective. However, as of the filing of this quarterly report on Form 10-Q, additional studies are required to be conducted before all requirements of the final rules are implemented, and therefore, it cannot be determined with certainty what impact such regulations will have on US12NG.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that US12NG is authorized to engage in that may ultimately impact the ability of US12NG to meet its investment objective. On April 27, 2011, the CFTC and the SEC proposed joint rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. However, the CFTC and SEC have not implemented final regulations on this issue and it is therefore still uncertain which types of transactions will be ultimately regulated as “swaps.” The proposed rule defining “swap” and “security-based swap” has not been finalized as of the filing of this quarterly report on Form 10-Q.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)). However, as described above, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator. In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on US12NG by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions. The final rule regarding review of swaps for mandatory clearing went effective September 26, 2011.

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

On February 7, 2012, the CFTC published a rule requiring each futures commission merchant (“FCM”) and DCO to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of a FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This rule is scheduled to become effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. US12NG does not anticipate any impact to its operations in order to meet the requirements of the new rule.

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the Commodity Exchange Act and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as US12NG) in the form of higher fees and expenses that related to trading swaps.

Finally, on February 24, 2012, the CFTC amended certain disclosure obligations to require that the operator of a commodity pool that invests in swaps include standardized swap risk disclosures in the pool’s disclosure documents by December 31, 2012.

The effect of the future regulatory change on US12NG is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of US12NG (the “LP Agreement”) to manage US12NG. USCF is authorized by US12NG in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2012. The average price of the Benchmark Futures Contracts started the period at $3.303. It hit a peak on January 4, 2012 of $3.400 and fell during the course of the period. The average low price of the period was on March 29, 2012, when the average price of the Benchmark Futures Contracts was $2.786. The average price of the Benchmark Futures Contracts on March 31, 2012 was $2.800, a decrease of approximately 15.229% over the period. US12NG’s per unit NAV initially rose during the period from a starting level of $21.21 to a high on January 4, 2012 of $21.83. US12NG’s NAV reached its low for the period on March 29, 2012 at $16.29. The per unit NAV on March 31, 2012 was $16.37, down approximately 22.82% over the period. The average Benchmark Futures Contract prices listed above began with the February 2012 to January 2013 contracts and ended with the May 2012 to April 2013 contracts. The return of approximately (15.229)% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that US12NG seeks to track, which are more fully described below in the section titled “Tracking US12NG’s Benchmark.”

During the three months ended March 31, 2012, the natural gas futures market was in a state of contango, meaning that the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

Valuation of Futures Contracts and the Computation of the Per Unit NAV

The per unit NAV of US12NG’s units is calculated once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. US12NG’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other US12NG investments, including cleared swaps, or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Natural Gas Market

Results of Operations. On November 18, 2009, US12NG listed its units on the NYSE Arca under the ticker symbol “UNL.” On that day, US12NG established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $10,000,000 in cash.

Since its initial offering of 30,000,000 units, US12NG has not registered any subsequent offerings of its units. As of March 31, 2012, US12NG had issued 3,000,000 units, 1,750,000 of which were outstanding. As of March 31, 2012, there were 27,000,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

As of March 31, 2012, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $9,537,110 and US12NG established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $38,184,924. US12NG held 67.46% of its cash assets in overnight deposits and money market funds at its custodian bank, while 32.54% of the cash balance was held as Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2012 was $16.37.

By comparison, as of March 31, 2011, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $659,270, and US12NG established cash deposits and investments in money market funds that were equal to $38,474,717. US12NG held 87.24% of its cash assets in overnight deposits and money market funds at its custodian bank, while 12.76% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits, Treasuries and money market funds for March 31, 2012, as compared to March 31, 2011, was the result of US12NG’s smaller size during the three months ended March 31, 2012 as measured by total net assets. The ending per unit NAV on March 31, 2011 was $34.27. The decrease in the per unit NAV for March 31, 2012 as compared to March 31, 2011, was primarily a result of sharply lower prices for natural gas and the related decline in the value of the Futures Contracts that US12NG had invested in between the period ended March 31, 2011 and the period ended March 31, 2012.

Portfolio Expenses. US12NG’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that US12NG pays to USCF is calculated as a percentage of the total net assets of US12NG. US12NG pays USCF a management fee of 0.75% of its average daily total net assets. The fee is accrued daily and paid monthly.

During the three months ended March 31, 2012, the average daily total net assets of US12NG were $23,435,883. The management fee incurred by US12NG during the period amounted to $43,702. By comparison, during the three months ended March 31, 2011, the average daily total net assets of US12NG were $31,497,312. The management fee paid by US12NG during the period amounted to $58,248.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended March 31, 2012 was $30,316, as compared to $54,708 for the three months ended March 31, 2011. The decrease in gross total expenses excluding management fees for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, was primarily due to decreased tax reporting, audit, licensing and other fees during the three months ended March 31, 2012. For the three months ended March 31, 2012 and 2011, US12NG did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the three months ended March 31, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by US12NG. The total amount of the expense waiver was $16,307 for the three months ended March 31, 2012 and $37,670 for the three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $74,018 and $112,956, respectively, and after allowance for the expense waiver, totaled $57,711 and $75,286, respectively.

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of US12NG and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Heating Oil Fund, LP, the United States Short Oil Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of US12NG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. US12NG shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for US12NG and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for US12NG and the Related Public Funds. US12NG’s portion of such fees and expenses was $3,808.

US12NG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended March 31, 2012, total commissions accrued to brokers amounted to $3,407. By comparison, during the three months ended March 31, 2011, total commissions accrued to brokers amounted to $2,666. The increase in the total commissions accrued to brokers for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily a function of increased brokerage fees due to an increase in creation and redemption activity during the three months ended March 31, 2012. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2012 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2011 represented approximately 0.04% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the three months ended March 31, 2012.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $100,000 for the year ending December 31, 2012. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2012, US12NG earned $1,512 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. US12NG purchased Treasuries during the three months ended March 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2011, US12NG earned $2,305 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. US12NG did not purchase Treasuries during the three months ended March 31, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were largely unchanged during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. As a result, the amount of income earned by US12NG as a percentage of average daily total net assets was largely unchanged during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Tracking US12NG’s Benchmark

USCF seeks to manage US12NG’s portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely track the daily changes in the average of the prices of the Benchmark Futures Contracts, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in US12NG’s per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the prices of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). US12NG’s portfolio management goals do not include trying to make the nominal price of US12NG’s per unit NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts and Other Natural Gas-Related Investments.

For the 30 valuation days ended March 31, 2012, the simple average daily change in the average of the Benchmark Futures Contracts was (0.542)%, while the simple average daily change in the per unit NAV of US12NG over the same time period was (0.543)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per unit NAV was (0.015)%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of US12NG’s per unit NAV versus the daily movement of the Benchmark Futures Contracts for the 30-valuation day period ended March 31, 2012. The second chart below shows the monthly total returns of US12NG as compared to the monthly value of the Benchmark Futures Contracts since inception.

Since the commencement of the offering of US12NG units to the public on November 18, 2009 to March 31, 2012, the simple average daily change in the average price of its Benchmark Futures Contracts was (0.166)%, while the simple average daily change in the per unit NAV of US12NG over the same time period was (0.170)%. The average daily difference was 0.003% (or 0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per unit NAV was 0.353%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of US12NG versus the return of its Benchmark Futures Contracts can be calculated by comparing the actual return of US12NG, measured by changes in its per unit NAV, versus the expected changes in its per unit NAV under the assumption that US12NG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contracts.

For the three months ended March 31, 2012, the actual total return of US12NG as measured by changes in its per unit NAV was (22.82)%. This is based on an initial per unit NAV of $21.21 on December 31, 2011 and an ending per unit NAV as of March 31, 2012 of $16.37. During this time period, US12NG made no distributions to its unitholders. However, if US12NG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, US12NG would have had an estimated per unit NAV of $16.40 as of March 31, 2012, for a total return over the relevant time period of (22.67)%. The difference between the actual per unit NAV total return of US12NG of (22.82)% and the expected total return based on the Benchmark Futures Contracts of (22.67)% was an error over the time period of (0.15)%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12NG pays, offset in part by the income that US12NG collects on its cash and cash equivalent holdings. During the three months ended March 31, 2012, US12NG earned dividend and interest income of $1,512, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the three months ended March 31, 2012, US12NG also collected $3,850 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12NG’s actual total return. However, if the total assets of US12NG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the three months ended March 31, 2012, US12NG incurred total net expenses of $57,711. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(52,349), which is equivalent to an annualized weighted average net income rate of (0.90)% for the three months ended March 31, 2012.

By comparison, for the three months ended March 31, 2011, the actual total return of US12NG as measured by changes in its per unit NAV was (2.14)%. This was based on an initial per unit NAV of $35.02 on December 31, 2010 and an ending per unit NAV as of March 31, 2011 of $34.27. During this time period, US12NG made no distributions to its unitholders. However, if US12NG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, US12NG would have had an estimated per unit NAV of $34.36 as of March 31, 2011, for a total return over the relevant time period of (1.88)%. The difference between the actual per unit NAV total return of US12NG of (2.14)% and the expected total return based on the Benchmark Futures Contracts of (1.88)% was an error over the time period of (0.26)%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12NG paid, offset in part by the income that US12NG collected on its cash and cash equivalent holdings. During the three months ended March 31, 2011, US12NG earned dividend and interest income of $2,305, which was equivalent to a weighted average income rate of 0.03% for such period. In addition, during the three months ended March 31, 2011, US12NG also collected $4,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12NG’s actual total return. During the three months ended March 31, 2011, US12NG incurred total net expenses of $75,286. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(68,981), which was equivalent to an annualized weighted average net income rate of (0.89)% for the three months ended March 31, 2011.

There are currently three factors that have impacted or are most likely to impact US12NG’s ability to accurately track its Benchmark Futures Contracts.

First, US12NG may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12NG executes the trade. In that case, US12NG may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per unit NAV of US12NG to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the three months ended March 31, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12NG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12NG’s attempt to track the Benchmark Futures Contracts over time.

Second, US12NG earns dividend and interest income on its cash, cash equivalents and Treasuries. US12NG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2012. Interest payments, and any other income, were retained within the portfolio and added to US12NG’s NAV. When this income exceeds the level of US12NG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), US12NG will realize a net yield that will tend to cause daily changes in the per unit NAV of US12NG to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. During the three months ended March 31, 2012, US12NG earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees, approximately 0.06% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.18% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.96)% and affected US12NG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12NG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the per unit NAV of US12NG that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts. During the three months ended March 31, 2012, US12NG did not hold Other Natural Gas-Related Investments. If US12NG increases in size, and due to its obligations to comply with regulatory limits, US12NG may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the price of the near month contract to the average price of the near 12-month contracts over the last 10 years (2002-2011) for natural gas. When the price of the near month contract is higher than the average price of the near 12-month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12-month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12-month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12-month contracts (backwardation), and other times they are below the average price of the near 12-month contracts (contango). In addition, investors can observe that natural gas prices, both front month and second month, often display a seasonal pattern in which the price of natural gas tends to rise in the early winter months and decline in the summer months. This mirrors the physical demand for natural gas, which typically peaks in the winter.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of US12NG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in US12NG units during the three months ended March 31, 2012 relative to a hypothetical direct investment in natural gas. For example, an investment in US12NG units made on December 31, 2011 and held to March 31, 2012 decreased based upon the changes in the per unit NAV for US12NG units on those days, by approximately 22.82%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 15.229% and the average price of the Benchmark Futures Contracts decreased by approximately $2.80 (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2010 to March 31, 2011, contango impacted the total return on an investment in US12NG units relative to a hypothetical direct investment in natural gas. For example, an investment in US12NG units made on December 31, 2010 and held to March 31, 2011 decreased, based upon the changes in the per unit NAV for US12NG units on those days, by approximately (2.14)%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately (2.435)% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Periods of contango or backwardation do not materially impact US12NG’s investment objective of having the daily percentage changes in its per unit NAV track the daily percentage changes in the average of the prices of the Benchmark Futures Contracts since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both US12NG’s units and the Benchmark Futures Contracts. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods and, because of the seasonal nature of natural gas demand, both may occur within a single year’s time.

Natural Gas Market. During the three months ended March 31, 2012, natural gas prices in the United States were impacted by several factors. As of December 31, 2011, the amount of natural gas in storage had reached 2.479 billion cubic feet, which was approximately 56% and 60% above the five-year average and 2011 levels, respectively. Prices were volatile and sharply lower during the first quarter. Warmer weather during most of the quarter contributed to the decline in prices. In addition, increased natural gas production also contributed to a decline in natural gas prices during the three months ended March 31, 2012, with prices reaching a low of $2.126 on March 30, 2012.

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

For the ten-year time period between March 31, 2002 and March 31, 2012, the chart below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was essentially uncorrelated with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in natural gas had a positive, yet moderate, correlation to movements in heating oil, crude oil and were weakly correlated with unleaded gasoline.

Correlation Matrix March 31, 2002-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.341)	0.967	0.271	0.225	0.194	0.045
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.314)	(0.197)	(0.140)	(0.250)	0.043
Global Equities (FTSE World Index)			1.000	0.355	0.303	0.249	0.100
Crude Oil				1.000	0.834	0.736	0.437
Heating Oil					1.000	0.714	0.539
Unleaded Gasoline						1.000	0.334
Natural Gas							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was essentially non-correlated with U.S. government bonds, large cap U.S. equities, global equities and gasoline. However, movements in natural gas had a positive, yet moderate, correlation with the movements of crude oil and heating oil.

Correlation Matrix 12 Months ended March 31, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.676)	0.975	0.744	0.698	0.532	0.217
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.612)	(0.492)	(0.307)	(0.446)	(0.009)
Global Equities (FTSE World Index)			1.000	0.734	0.755	0.565	0.289
Crude Oil				1.000	0.835	0.534	0.548
Heating Oil					1.000	0.704	0.484
Unleaded Gasoline						1.000	0.121
Natural Gas							1.000

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

US12NG currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. US12NG has allocated substantially all of its net assets to trading in Natural Gas Interests. US12NG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of US12NG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in US12NG’s account at its custodian bank and in Treasuries at the FCM. Income received from US12NG’s money market funds and Treasuries is paid to US12NG. During the three months ended March 31, 2012, US12NG’s expenses exceeded the income US12NG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2012, US12NG was forced to use other assets to pay expenses, which could cause a drop in US12NG’s NAV over time. To the extent expenses exceed income, US12NG’s NAV will be negatively impacted.

US12NG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12NG from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2012, US12NG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12NG cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of US12NG by following various trading limitations and policies. In particular, US12NG generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of US12NG to limit its credit exposure. UBS Securities LLC, US12NG’s commodity broker, or any other broker that may be retained by US12NG in the future, when acting as US12NG’s FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to US12NG, all assets of US12NG relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle US12NG’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account US12NG’s assets related to foreign Futures Contracts trading.

If, in the future, US12NG purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2012, US12NG held cash deposits and investments in Treasuries and money market funds in the amount of $38,184,924 with the custodian and FCM. Some or all of these amounts may be subject to loss should US12NG’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2012, US12NG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12NG. While US12NG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12NG’s financial position.

European Sovereign Debt

US12NG had no direct exposure to European sovereign debt as of March 31, 2012 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, US12NG requires liquidity to redeem units, which redemptions must be in blocks of 50,000 units called “Redemption Baskets.” (Prior to February 29, 2012, the size of the redemption basket was 100,000 units). US12NG has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

US12NG’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated monthly as a fixed percentage of US12NG’s NAV, currently 0.75% of US12NG’s NAV on its average daily total net assets.

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

USCF pays the fees of US12NG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of US12NG’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and US12NG have also entered into a licensing agreement with the NYMEX pursuant to which US12NG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. US12NG pays the fees and expenses associated with its tax accounting and reporting requirements. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

In addition to USCF’s management fee, US12NG pays its brokerage fees (including fees to a FCM), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of US12NG’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. US12NG also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as US12NG’s per unit NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of US12NG’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of March 31, 2012, US12NG’s portfolio consisted of 1,023 Natural Gas Futures NG Contracts traded on the NYMEX. For a list of US12NG’s current holdings, please see US12NG’s website at www.unitedstates12monthnaturalgasfund.com.

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

To reduce the credit risk that arises in connection with such contracts, US12NG will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty.

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

During the three months ended March 31, 2012, US12NG did not employ any hedging methods such as those described above since all of US12NG’s investments were made over an exchange. Therefore, during such period, US12NG was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in US12NG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
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

Date: May 15, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 15, 2012