Form 10-Q
period 2012-06-30
United States 12 Month Natural Gas Fund, LP
filed 2012-08-14
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

1320 Harbor Bay Parkway, Suite 145

Alameda, California 94502

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES 12 MONTH NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2012 (Unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 5)	$33,777,195	$19,719,092
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	6,707,457	10,131,179
Unrealized loss on open commodity futures contracts	(2,185,700)	(8,583,320)
Receivable for units sold	2,593,326	—
Receivable for General Partner (Note 3)	28,921	113,169
Dividend receivable	299	195
Interest receivable	—	8
Other assets	1,993	203

Total assets	$40,923,491	$21,380,526

Liabilities and Partners’ Capital
Investment payable	$—	$8
Professional fees payable	50,143	151,075
General Partner management fees payable (Note 3)	22,321	14,661
Brokerage commissions payable	4,008	4,260
Other liabilities	1,452	976

Total liabilities	77,924	170,980

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	40,845,567	21,209,546

Total Partners’ Capital	40,845,567	21,209,546

Total liabilities and partners’ capital	$40,923,491	$21,380,526

Limited Partners’ units outstanding	2,350,000	1,000,000

Net asset value per unit	$17.38	$21.21

Market value per unit	$17.44	$21.12

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2012

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG August 2012 contracts, expiring July 2012	104	$(597,280)	(1.46)
NYMEX Natural Gas Futures NG September 2012 contracts, expiring August 2012	103	(536,450)	(1.31)
NYMEX Natural Gas Futures NG October 2012 contracts, expiring September 2012	104	(552,110)	(1.35)
NYMEX Natural Gas Futures NG November 2012 contracts, expiring October 2012	103	(366,270)	(0.90)
NYMEX Natural Gas Futures NG December 2012 contracts, expiring November 2012	104	(307,210)	(0.75)
NYMEX Natural Gas Futures NG January 2013 contracts, expiring December 2012	103	(176,130)	(0.43)
NYMEX Natural Gas Futures NG February 2013 contracts, expiring January 2013	104	(57,450)	(0.14)
NYMEX Natural Gas Futures NG March 2013 contracts, expiring February 2013	103	(74,320)	(0.18)
NYMEX Natural Gas Futures NG April 2013 contracts, expiring March 2013	104	51,040	0.12
NYMEX Natural Gas Futures NG May 2013 contracts, expiring April 2013	103	205,570	0.50
NYMEX Natural Gas Futures NG June 2013 contracts, expiring May 2013	104	(37,770)	(0.09)
NYMEX Natural Gas Futures NG July 2013 contracts, expiring June 2013	103	262,680	0.64

Total Open Futures Contracts	1,242	$(2,185,700)	(5.35)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.09%, 10/11/2012	$3,000,000	$2,999,242	7.34

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	2,508,989	2,508,989	6.14
Goldman Sachs Financial Square Funds - Government Fund - Class SL	1,502,066	1,502,066	3.68
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	6,509,036	6,509,036	15.94
Wells Fargo Advantage Government Money Market Fund - Class I	5,000,000	5,000,000	12.24

Total Money Market Funds		15,520,091	38.00

Total Cash Equivalents		$18,519,333	45.34

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2012 and 2011

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Income
Gain (loss) on trading of commodity contracts:
Realized loss on closed positions	$(5,047,770)	$(1,127,760)	$(10,812,920)	$(3,068,370)
Change in unrealized gain (loss) on open positions	7,351,410	(799,220)	6,397,620	716,570
Dividend income	946	880	1,581	3,081
Interest income	1,521	123	2,398	227
Other income	3,150	1,000	7,000	5,000

Total income (loss)	2,309,257	(1,924,977)	(4,404,321)	(2,343,492)

Expenses
General Partner management fees (Note 3)	62,288	69,828	105,990	128,076
Professional fees	25,071	49,868	50,143	99,188
Brokerage commissions	4,592	1,712	7,999	4,378
Other expenses	2,647	3,352	4,484	6,074

Total expenses	94,598	124,760	168,616	237,716

Expense waiver (Note 3)	(12,614)	(35,903)	(28,921)	(73,573)

Net expenses	81,984	88,857	139,695	164,143

Net income (loss)	$2,227,273	$(2,013,834)	$(4,544,016)	$(2,507,635)

Net income (loss) per limited partnership unit	$1.01	$(1.70)	$(3.83)	$(2.45)

Net income (loss) per weighted average limited partnership unit	$1.10	$(1.81)	$(2.77)	$(2.44)

Weighted average limited partnership units outstanding	2,024,725	1,115,385	1,643,132	1,025,967

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the six months ended June 30, 2012

	General Partner	Limited Partners	Total

Balances, at December 31, 2011	$—	$21,209,546	$21,209,546
Addition of 1,450,000 partnership units	—	25,843,236	25,843,236
Redemption of 100,000 partnership units	—	(1,663,200)	(1,663,200)
Net loss	—	(4,544,016)	(4,544,016)

Balances, at June 30, 2012	$—	$40,845,566	$40,845,566

Net Asset Value Per Unit:
At December 31, 2011	$21.21

At June 30, 2012	$17.38

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2012 and 2011

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash Flows from Operating Activities:
Net loss	$(4,544,016)	$(2,507,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	3,423,722	2,204,949
Unrealized gain on futures contracts	(6,397,620)	(716,570)
Decrease in receivable from General Partner	84,248	78,116
(Increase) decrease in dividend receivable	(104)	808
Decrease in interest receivable	8	—
Increase in other assets	(1,789)	(241)
Increase (decrease) in investment payable	(8)	12
Decrease in professional fees payable	(100,932)	(105,817)
Increase (decrease) in General Partner management fees payable	7,660	(1,045)
Decrease in brokerage commissions payable	(252)	(200)
Increase (decrease) in other liabilities	476	(316)

Net cash used in operating activities	(7,528,607)	(1,047,939)

Cash Flows from Financing Activities:
Addition of partnership units	23,249,910	10,130,630
Redemption of partnership units	(1,663,200)	(6,812,861)

Net cash provided by financing activities	21,586,710	3,317,769

Net Increase in Cash and Cash Equivalents	14,058,103	2,269,830

Cash and Cash Equivalents, beginning of period	19,719,092	30,313,275

Cash and Cash Equivalents, end of period	$33,777,195	$32,583,105

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2012 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“US12NG”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. US12NG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). US12NG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of October 30, 2009 (the “LP Agreement”). The investment objective of US12NG is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less US12NG’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of US12NG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of US12NG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of US12NG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). US12NG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts for natural gas and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of June 30, 2012, US12NG held 1,242 Futures Contracts for natural gas traded on the NYMEX.

US12NG commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of US12NG. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols ”USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“USGCF”), a series of the United States Currency Funds Trust.

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

From July 1, 2011 through December 31, 2012, Authorized Purchasers pay US12NG a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of US12NG but rather at market prices quoted on such exchange.

In November 2009, US12NG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, US12NG listed its units on the NYSE Arca under the ticker symbol “UNL”. On that day, US12NG established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000. US12NG also commenced investment operations on November 18, 2009 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2012, US12NG had registered a total of 30,000,000 units.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In accordance with GAAP, US12NG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. US12NG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. US12NG is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in US12NG recording a tax liability that reduces net assets. However, US12NG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. US12NG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2012.

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

Calculation of Per Unit Net Asset Value

US12NG’s per unit NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of units outstanding. US12NG uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at June 30, 2012.

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

NOTE 3 — FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

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

Ongoing Registration Fees and Other Offering Expenses

US12NG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2012 and 2011, US12NG did not incur any registration fees or other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, US12NG entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, US12NG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, US12NG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2012 and 2011, US12NG incurred $2,120 and $4,211, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $75,000 for the year ending December 31, 2012.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, US12NG pays all brokerage fees and other expenses in connection with the operation of US12NG, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2012, USCF waived $28,921 in expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

NOTE 4 — CONTRACTS AND AGREEMENTS

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to US12NG and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USDHO’s, USSO’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets, (b) 0.0465% for US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USDHO’s, USSO’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once US12NG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USDHO’s, USSO’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

US12NG has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to US12NG in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through UBS Securities for US12NG’s account. In accordance with the agreement, UBS Securities charges US12NG commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when US12NG issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when US12NG redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio.

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

NOTE 5 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

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

All of the futures contracts held by US12NG were exchange-traded through June 30, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if US12NG were to enter into non-exchange traded contracts, it would be subject to the credit risks associated with counterparty non-performance. Over-the-counter transactions subject US12NG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. US12NG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, US12NG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of US12NG’s cash in money market funds that seek to maintain a stable per unit NAV. US12NG is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2012 and December 31, 2011, US12NG held investments in money market funds in the amounts of $15,520,091 and $10,518,621, respectively. US12NG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of June 30, 2012 and December 31, 2011, US12NG held cash deposits and investments in Treasuries in the amounts of $24,964,561 and $19,331,650, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should US12NG’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2012 (Unaudited)	For the six months ended June 30, 2011 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$21.21	$35.02
Total income (loss)	(3.74)	(2.29)
Total expenses	(0.09)	(0.16)

Net decrease in net asset value	(3.83)	(2.45)

Net asset value, end of period	$17.38	$32.57

Total Return	(18.06)%	(7.00)%

Ratios to Average Net Assets
Total income (loss)	(15.50)%	(6.81)%

Management fees*	0.75%	0.75%

Total expenses excluding management fees*	0.44%	0.64%

Expenses waived*	(0.20)%	(0.43)%

Net expenses excluding management fees*	0.24%	0.21%

Net income (loss)	(15.99)%	(7.28)%

*	Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from US12NG.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of US12NG’s securities at June 30, 2012 using the fair value hierarchy:

At June 30, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$18,519,333	$18,519,333	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,185,700)	(2,185,700)	—	—

During the six months ended June 30, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of US12NG’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$12,278,369	$12,278,369	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(8,583,320)	(8,583,320)	—	—

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

US12NG has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$(2,185,700)	$(8,583,320)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2012		For the six months ended June 30, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(10,812,920)		$(3,068,370)

	Change in unrealized gain on open positions		$6,397,620		$716,570

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 — SUBSEQUENT EVENTS

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

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the Commodity Futures Trading Commission (the “CFTC”) and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by US12NG is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges but does not limit the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. If US12NG and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX will monitor US12NG’s and the Related Public Funds’ exposure and ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of US12NG and the Related Public Funds. If deemed necessary by the NYMEX, it could also order US12NG and the Related Public Funds to reduce their aggregate net position back to the accountability level. In addition, the ICE Futures maintains the same accountability levels, position limit and monitoring authority for its natural gas contracts as the NYMEX. As of June 30, 2012, US12NG held 1,242 Natural Gas NG Futures Contracts traded on the NYMEX. For the six months ended June 30, 2012, US12NG did not exceed accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that US12NG will run up against such position limits because US12NG’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the six months ended June 30, 2012, US12NG did not exceed any position limits imposed by the NYMEX and ICE Futures.

On October 18, 2011, the CFTC adopted new rules, which establish position limits and limit formulas for certain physical commodity futures including Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. See Introduction – Futures Contracts and Position Limits in this quarterly report on Form 10-Q for information regarding the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

Futures Contracts and Position Limits

Provisions in the Dodd-Frank Act include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for many swap transactions that are currently entered into in the over-the-counter market. The new law and the rules thereunder may negatively impact US12NG’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect US12NG. In particular, new position limits imposed on US12NG or its counterparties may impact US12NG’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of US12NG’s investments and doing business, which could adversely impact the ability of US12NG to achieve its investment objective.

On October 18, 2011, the CFTC adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations would require aggregation of Referenced Contracts held by separate Related Public Funds (as defined below) only if such Related Public Funds had “identical trading strategies.” USCF does not believe any of the Related Public Funds should be viewed as having identical trading strategies for purposes of the CFTC’s aggregation rules.

Although the regulations became effective on January 17, 2012, the position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at applicable futures exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the futures exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity. Cash-settled NYMEX Henry Hub Natural Gas contracts, however, will be subject to a cash-settled spot-month position limit and an aggregate limit (extending across positions in both physical delivery and cash-settled natural gas contracts), each set at five times the limit that applies to the physical-delivery NYMEX Henry Hub Natural Gas contract.

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

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that US12NG is authorized to engage in that may ultimately impact the ability of US12NG to meet its investment objective. On May 23, 2011, the CFTC and the SEC published joint proposed rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. On July 13, 2012, the CFTC published a pre-publication version of the joint CFTC and SEC final rules that provide further definition of the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules will be October 12, 2012, 60 days after the publication of such final rules in the Federal Register, which were published on August 13, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)). However, as described above, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator. On May 23, 2012, the CFTC published final regulations, which became effective as of July 23, 2012, to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). However, most of the requirements imposed will not become effective until October 12, 2012 when additional final rules defining the terms “swap,” “security-based swap” and “mixed swap” become effective. In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on US12NG by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions. The final rule regarding review of swaps for mandatory clearing went effective September 26, 2011.

On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modified the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012. On July 13, 2012, the CFTC issued an order to, in pertinent part, extend the temporary exemptive relief to December 31, 2012.

On February 7, 2012, the CFTC published a rule requiring each futures commission merchant (“FCM”) and DCO to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of an FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This rule is scheduled to become effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. US12NG does not anticipate any impact to its operations in order to meet the requirements of the new rule.

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

The CFTC issued a final rule on May 23, 2012 interpreting the definition of “eligible contract participant,” as amended by the Dodd-Frank Act, in such a manner that US12NG may be limited as to the counterparties with which it may enter into currency forward contracts. Additionally, US12NG may under certain circumstances related to the amount of assets under management no longer qualify as an eligible contract participant. US12NG’s ability to maintain a certain minimum level of assets to qualify as an eligible contract participant allows US12NG to enter into swaps on swap execution facilities as well as on a bilateral, off-exchange basis. The loss of status as an eligible contract participant and the resulting loss of eligible counterparties and investment options could impact US12NG’s ability to achieve its investment objective.

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

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2012. The average price of the Benchmark Futures Contracts started the period at $3.303. It hit a peak on January 4, 2012 of $3.400 and fell during the course of the period. The average low price of the period was on April 19, 2012, when the average price of the Benchmark Futures Contracts was $2.661. The average price of the Benchmark Futures Contracts on June 30, 2012 was $3.289, a decrease of approximately 0.42% over the period. US12NG’s per unit NAV initially rose during the period from a starting level of $21.21 to a high on January 4, 2012 of $21.83. US12NG’s NAV reached its low for the period on April 19, 2012 at $14.96. The per unit NAV on June 30, 2012 was $17.38, down approximately 18.06% over the period. The average Benchmark Futures Contract prices listed above began with the February 2012 to January 2013 contracts and ended with the August 2012 to July 2013 contracts. The decrease of approximately 0.42% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that US12NG seeks to track, which are more fully described below in the section titled “Tracking US12NG’s Benchmark.”

During the six months ended June 30, 2012, the natural gas futures market was in a state of contango, meaning that the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 units, US12NG has not registered any subsequent offerings of its units. As of June 30, 2012, US12NG had issued 4,200,000 units, 2,350,000 of which were outstanding. As of June 30, 2012, there were 25,800,000 units registered but not yet issued.

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

As of June 30, 2012, US12NG had the following authorized purchasers: Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., SG Americas Securities LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

As of June 30, 2012, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $2,185,700 and US12NG established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $40,484,652. US12NG held 83.43% of its cash assets in overnight deposits and money market funds at its custodian bank, while 16.57% of the cash balance was held as Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2012 was $17.38.

By comparison, as of June 30, 2011, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $1,458,490, and US12NG established cash deposits and investments in money market funds that were equal to $37,344,848. US12NG held 87.25% of its cash assets in overnight deposits and money market funds at its custodian bank, while 12.75% of the cash balance was held as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits, Treasuries and money market funds for June 30, 2012, as compared to June 30, 2011, was the result of US12NG’s greater size during the six months ended June 30, 2012 as measured by total net assets. The ending per unit NAV on June 30, 2011 was $32.57. The decrease in the per unit NAV for June 30, 2012 as compared to June 30, 2011, was primarily a result of sharply lower prices for natural gas and the related decline in the value of the Futures Contracts that US12NG had invested in between the period ended June 30, 2011 and the period ended June 30, 2012.

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

During the six months ended June 30, 2012, the average daily total net assets of US12NG were $28,419,294. The management fee incurred by US12NG during the period amounted to $105,990. By comparison, during the six months ended June 30, 2011, the average daily total net assets of US12NG were $34,436,602. The management fee paid by US12NG during the period amounted to $128,076.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the six months ended June 30, 2012 was $62,626, as compared to $109,640 for the six months ended June 30, 2011. The decrease in gross total expenses excluding management fees for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, was primarily due to decreased tax reporting, audit, licensing and other fees during the six months ended June 30, 2012. For the six months ended June 30, 2012 and 2011, US12NG did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the six months ended June 30, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by US12NG. The total amount of the expense waiver was $28,921 for the six months ended June 30, 2012 and $73,573 for the six months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $168,616 and $237,716, respectively, and after allowance for the expense waiver, totaled $139,695 and $164,143, respectively.

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of US12NG and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP), the United States Short Oil Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of US12NG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. US12NG shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for US12NG and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for US12NG and the Related Public Funds. US12NG’s portion of such fees and expenses for the year ended December 31, 2011 was $3,808.

US12NG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the six months ended June 30, 2012, total commissions accrued to brokers amounted to $7,999. Of this amount, $3,938 was a result of rebalancing costs and $4,061 was the result of trades necessitated by creation and redemption activity. By comparison, during the six months ended June 30, 2011, total commissions accrued to brokers amounted to $4,378. The increase in the total commissions accrued to brokers for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was primarily a function of increased brokerage fees due to an increase in creation and redemption activity during the six months ended June 30, 2012. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2012 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2011 represented approximately 0.02% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the six months ended June 30, 2012.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $75,000 for the year ending December 31, 2012. USCF has voluntarily agreed to pay certain expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2012, USCF waived $28,921 in expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2012, US12NG earned $3,979 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. US12NG purchased Treasuries during the six months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2011, US12NG earned $3,308 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. US12NG did not purchase Treasuries during the six months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by US12NG, including cash, cash equivalents and Treasuries, were slightly higher during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As a result, the amount of income earned by US12NG as a percentage of average daily total net assets was higher during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Portfolio Expenses. During the three months ended June 30, 2012, the average daily total net assets of US12NG were $33,402,704. The management fee incurred by US12NG during the period amounted to $62,288. By comparison, during the three months ended June 30, 2011, the average daily total net assets of US12NG were $37,343,592. The management fee paid by US12NG during the period amounted to $69,828.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended June 30, 2012 was $32,310, as compared to $54,932 for the three months ended June 30, 2011. The decrease in gross total expenses excluding management fees for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, was primarily due to decreased tax reporting, audit, licensing and other fees during the three months ended June 30, 2012. For the three months ended June 30, 2012 and 2011, US12NG did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the three months ended June 30, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by US12NG. The total amount of the expense waiver was $12,614 for the three months ended June 30, 2012 and $35,903 for the three months ended June 30, 2011. For the three months ended June 30, 2012 and 2011, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $94,598 and $124,760, respectively, and after allowance for the expense waiver, totaled $81,984 and $88,857, respectively.

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of US12NG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of US12NG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. US12NG shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for US12NG and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for US12NG and the Related Public Funds. US12NG’s portion of such fees and expenses for the year ended December 31, 2011 was $3,808.

US12NG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended June 30, 2012, total commissions accrued to brokers amounted to $4,592. Of this amount, $2,869 was a result of rebalancing costs and $1,723 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended June 30, 2011, total commissions accrued to brokers amounted to $1,712. The increase in the total commissions accrued to brokers for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was primarily a function of increased brokerage fees due to an increase in creation and redemption activity during the three months ended June 30, 2012. As an annualized percentage of average daily total net assets, the figure for the three months ended June 30, 2012 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the three months ended June 30, 2011 represented approximately 0.02% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the three months ended June 30, 2012.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $75,000 for the year ending December 31, 2012. USCF has voluntarily agreed to pay certain expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the three months ended June 30, 2012, USCF waived $12,614 in expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2012, US12NG earned $2,467 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. US12NG purchased Treasuries during the three months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2011, US12NG earned $1,003 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.01%. US12NG did not purchase Treasuries during the three months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by US12NG, including cash, cash equivalents and Treasuries, were slightly higher during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. As a result, the amount of income earned by US12NG as a percentage of average daily total net assets was slightly higher during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

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

For the 30 valuation days ended June 30, 2012, the simple average daily change in the average of the Benchmark Futures Contracts was (0.028)%, while the simple average daily change in the per unit NAV of US12NG over the same time period was (0.030)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per unit NAV was (1.00)%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of US12NG’s per unit NAV versus the daily movement of the Benchmark Futures Contracts for the 30-valuation day period ended June 30, 2012. The second chart below shows the monthly total returns of US12NG as compared to the monthly value of the Benchmark Futures Contracts since inception.

Since the commencement of the offering of US12NG units to the public on November 18, 2009 to June 30, 2012, the simple average daily change in the average price of its Benchmark Futures Contracts was (0.139)%, while the simple average daily change in the per unit NAV of US12NG over the same time period was (0.142)%. The average daily difference was 0.003% (or 0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per unit NAV was (0.351)%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the six months ended June 30, 2012, the actual total return of US12NG as measured by changes in its per unit NAV was (18.06)%. This is based on an initial per unit NAV of $21.21 on December 31, 2011 and an ending per unit NAV as of June 30, 2012 of $17.38. During this time period, US12NG made no distributions to its unitholders. However, if US12NG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, US12NG would have had an estimated per unit NAV of $17.46 as of June 30, 2012, for a total return over the relevant time period of (17.68)%. The difference between the actual per unit NAV total return of US12NG of (18.06)% and the expected total return based on the Benchmark Futures Contracts of (17.68)% was an error over the time period of (0.38)%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12NG pays, offset in part by the income that US12NG collects on its cash and cash equivalent holdings. During the six months ended June 30, 2012, US12NG earned dividend and interest income of $3,979, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the six months ended June 30, 2012, US12NG also collected $7,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12NG’s actual total return. However, if the total assets of US12NG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the six months ended June 30, 2012, US12NG incurred total net expenses of $139,695. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(128,716), which is equivalent to an annualized weighted average net income rate of (0.91)% for the six months ended June 30, 2012.

By comparison, for the six months ended June 30, 2011, the actual total return of US12NG as measured by changes in its per unit NAV was (7.00)%. This was based on an initial per unit NAV of $35.02 on December 31, 2010 and an ending per unit NAV as of June 30, 2011 of $32.57. During this time period, US12NG made no distributions to its unitholders. However, if US12NG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, US12NG would have had an estimated per unit NAV of $32.73 as of June 30, 2011, for a total return over the relevant time period of (6.59)%. The difference between the actual per unit NAV total return of US12NG of (7.00)% and the expected total return based on the Benchmark Futures Contracts of (6.59)% was an error over the time period of (0.41)%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12NG paid, offset in part by the income that US12NG collected on its cash and cash equivalent holdings. During the six months ended June 30, 2011, US12NG earned dividend and interest income of $3,308, which was equivalent to a weighted average income rate of 0.02% for such period. In addition, during the six months ended June 30, 2011, US12NG also collected $5,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12NG’s actual total return. During the six months ended June 30, 2011, US12NG incurred total net expenses of $164,143. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(155,835), which was equivalent to an annualized weighted average net income rate of (0.91)% for the six months ended June 30, 2011.

There are currently three factors that have impacted or are most likely to impact US12NG’s ability to accurately track its Benchmark Futures Contracts.

First, US12NG may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12NG executes the trade. In that case, US12NG may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per unit NAV of US12NG to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the six months ended June 30, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12NG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12NG’s attempt to track the Benchmark Futures Contracts over time.

Second, US12NG earns dividend and interest income on its cash, cash equivalents and Treasuries. US12NG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2012. Interest payments, and any other income, were retained within the portfolio and added to US12NG’s NAV. When this income exceeds the level of US12NG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), US12NG will realize a net yield that will tend to cause daily changes in the per unit NAV of US12NG to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. During the six months ended June 30, 2012, US12NG earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees, approximately 0.06% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.18% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.96)% and affected US12NG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12NG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the per unit NAV of US12NG that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts. During the six months ended June 30, 2012, US12NG did not hold Other Natural Gas-Related Investments. If US12NG increases in size, and due to its obligations to comply with regulatory limits, US12NG may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCF anticipates that interest rates will continue to remain at historical lows and therefore, it is anticipated that fees and expenses paid by US12NG will continue to be higher than interest earned by US12NG. As such, USCF anticipates that US12NG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by US12NG.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of US12NG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in US12NG units during the six months ended June 30, 2012 relative to a hypothetical direct investment in natural gas. For example, an investment in US12NG units made on December 31, 2011 and held to June 30, 2012 decreased based upon the changes in the per unit NAV for US12NG units on those days, by approximately 18.06%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 0.42% and the average price of the Benchmark Futures Contracts decreased by approximately $0.014 (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2010 to June 30, 2011, contango impacted the total return on an investment in US12NG units relative to a hypothetical direct investment in natural gas. For example, an investment in US12NG units made on December 31, 2010 and held to June 30, 2011 decreased, based upon the changes in the per unit NAV for US12NG units on those days, by approximately 7.00%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 0.30% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the six months ended June 30, 2012, natural gas prices in the United States were impacted by several factors. As of June 30, 2012, the amount of natural gas in storage had reached 3.102 billion cubic feet, which was approximately 22% and 23% above the five-year average and 2011 levels, respectively. Prices were volatile and sharply higher during the second quarter of 2012 but lower for the six months ended June 30, 2012. Reduced natural gas production and a decline of surplus storage over historical levels contributed to an increase in natural gas prices during the second quarter of 2012. However, the continued existence of a historic storage surplus ultimately led to a decline in prices for the six months ended June 30, 2012, with prices reaching a low of $1.983 on April 12, 2012.

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

For the ten-year time period between June 30, 2002 and June 30, 2012, the chart below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated with the movements of unleaded gasoline, crude oil, large cap U.S. equities, U.S. government bonds or global equities. Movements in natural gas had a positive, yet moderate, correlation to movements in heating oil.

Correlation Matrix June 30, 2002-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.337)	0.968	0.282	0.234	0.189	0.042
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.315)	(0.184)	(0.130)	(0.222)	0.074
Global Equities (FTSE World Index)			1.000	0.369	0.314	0.247	0.092
Crude Oil				1.000	0.833	0.724	0.391
Heating Oil					1.000	0.707	0.505
Unleaded Gasoline						1.000	0.281
Natural Gas							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was essentially non-correlated with large cap U.S. equities, U.S. government bonds, global equities, crude oil and heating oil and had a negative, yet moderate, correlation with unleaded gasoline.

Correlation Matrix 12 Months ended June 30, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.777)	0.980	0.803	0.748	0.637	0.142
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.744)	(0.506)	(0.385)	(0.532)	(0.008)
Global Equities (FTSE World Index)			1.000	0.783	0.790	0.629	0.187
Crude Oil				1.000	0.850	0.456	0.160
Heating Oil					1.000	0.658	0.045
Unleaded Gasoline						1.000	(0.441)
Natural Gas							1.000

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

US12NG currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. US12NG has allocated substantially all of its net assets to trading in Natural Gas Interests. US12NG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of US12NG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in US12NG’s account at its custodian bank and in Treasuries at the FCM. Income received from US12NG’s money market funds and Treasuries is paid to US12NG. During the six months ended June 30, 2012, US12NG’s expenses exceeded the income US12NG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2012, US12NG was forced to use other assets to pay expenses, which could cause a drop in US12NG’s NAV over time. To the extent expenses exceed income, US12NG’s NAV will be negatively impacted.

US12NG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12NG from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2012, US12NG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12NG cannot predict whether such an event may occur in the future.

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

As of June 30, 2012, US12NG held cash deposits and investments in Treasuries and money market funds in the amount of $40,484,652 with the custodian and FCM. Some or all of these amounts may be subject to loss should US12NG’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2012, US12NG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12NG. While US12NG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12NG’s financial position.

European Sovereign Debt

US12NG had no direct exposure to European sovereign debt as of June 30, 2012 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of US12NG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of US12NG’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and US12NG have also entered into a licensing agreement with the NYMEX pursuant to which US12NG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. US12NG pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods.

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

As of June 30, 2012, US12NG’s portfolio consisted of 1,242 Natural Gas Futures NG Contracts traded on the NYMEX. For a list of US12NG’s current holdings, please see US12NG’s website at www.unitedstates12monthnaturalgasfund.com.

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

To reduce the credit risk that arises in connection with such contracts, US12NG will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to US12NG due to the occurrence of a specified event, such as the insolvency of the counterparty.

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

During the six months ended June 30, 2012, US12NG did not employ any hedging methods such as those described above since all of US12NG’s investments were made over an exchange. Therefore, during such period, US12NG was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in US12NG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 28, 2012, except for the addition of the risk factor set forth below.

US12NG is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, US12NG has a more complex tax treatment than traditional mutual funds.

US12NG is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law. No U.S. federal income tax is paid by US12NG on its income. Instead, US12NG will furnish unitholders each year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. unitholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss and deduction of US12NG. This must be reported without regard to the amount (if any) of cash or property the unitholder receives as a distribution from US12NG during the taxable year. A unitholder, therefore, may be allocated income or gain by US12NG but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

In addition to federal income taxes, unitholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes, and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which US12NG does business or owns property or where the unitholders reside. Although an analysis of those various taxes is not presented here, each prospective unitholder should consider their potential impact on its investment in US12NG. It is each unitholder’s responsibility to file the appropriate U.S. federal, state, local and foreign tax returns.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1(1)	Amendment Agreement to the Administrative Agency Agreement.
10.2(1)	Amendment Agreement to the Custodian Agreement.
10.3(1)	Amendment Agreement to the Marketing Agent Agreement.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
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

Date: August 14, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 14, 2012