Form 10-Q
period 2012-09-30
United States 12 Month Natural Gas Fund, LP
filed 2012-11-15
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At September 30, 2012 (Unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 5)	$41,393,586	$19,719,092
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	7,096,170	10,131,179
Unrealized gain (loss) on open commodity futures contracts	2,965,180	(8,583,320)
Receivable from General Partner (Note 3)	42,354	113,169
Dividend receivable	394	195
Interest receivable	35	8
Other assets	807	203

Total assets	$51,498,526	$21,380,526

Liabilities and Partners' Capital
Investment payable	$—	$8
Professional fees payable	80,377	151,075
General Partner management fees payable (Note 3)	28,723	14,661
Brokerage commissions payable	4,008	4,260
Other liabilities	2,167	976

Total liabilities	115,275	170,980

Commitments and Contingencies (Notes 3, 4, and 5)

Partners' Capital
General Partner	—	—
Limited Partners	51,383,251	21,209,546
Total Partners' Capital	51,383,251	21,209,546

Total liabilities and partners' capital	$51,498,526	$21,380,526

Limited Partners' units outstanding	2,750,000	1,000,000
Net asset value per unit	$18.68	$21.21
Market value per unit	$18.68	$21.12

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2012

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG November 2012 contracts, expiring October 2012	114	$(48,210)	(0.09)
NYMEX Natural Gas Futures NG December 2012 contracts, expiring November 2012	114	26,790	0.05
NYMEX Natural Gas Futures NG January 2013 contracts, expiring December 2012	115	137,520	0.27
NYMEX Natural Gas Futures NG February 2013 contracts, expiring January 2013	114	239,670	0.46
NYMEX Natural Gas Futures NG March 2013 contracts, expiring February 2013	115	223,020	0.43
NYMEX Natural Gas Futures NG April 2013 contracts, expiring March 2013	115	352,680	0.69
NYMEX Natural Gas Futures NG May 2013 contracts, expiring April 2013	114	488,380	0.95
NYMEX Natural Gas Futures NG June 2013 contracts, expiring May 2013	114	261,050	0.51
NYMEX Natural Gas Futures NG July 2013 contracts, expiring June 2013	115	538,640	1.05
NYMEX Natural Gas Futures NG August 2013 contracts, expiring July 2013	114	223,310	0.43
NYMEX Natural Gas Futures NG September 2013 contracts, expiring August 2013	114	338,310	0.66
NYMEX Natural Gas Futures NG October 2013 contracts, expiring September 2013	115	184,020	0.36
Total Open Futures Contracts	1,373	$2,965,180	5.77

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.09%, 10/11/2012	$3,000,000	$2,999,926	5.84

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	2,509,053	2,509,053	4.88
Goldman Sachs Financial Square Funds - Government Fund - Class SL	1,502,134	1,502,134	2.93
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	6,509,874	6,509,874	12.67
Wells Fargo Advantage Government Money Market Fund - Class I	10,000,167	10,000,167	19.46
Total Money Market Funds		20,521,228	39.94
Total Cash Equivalents		$23,521,154	45.78

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2012 and 2011

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(1,749,680)	$(1,107,430)	$(12,562,600)	$(4,175,800)
Change in unrealized gain (loss) on open positions	5,150,880	(3,909,600)	11,548,500	(3,193,030)
Dividend income	1,233	525	2,814	3,606
Interest income	2,191	810	4,589	1,037
Other income	2,100	—	9,100	5,000

Total income (loss)	3,406,724	(5,015,695)	(997,597)	(7,359,187)

Expenses
General Partner management fees (Note 3)	85,391	63,384	191,381	191,460
Professional fees	30,234	51,887	80,377	151,075
Brokerage commissions	3,486	1,073	11,485	5,451
Other expenses	3,374	3,313	7,858	9,387

Total expenses	122,485	119,657	291,101	357,373

Expense waiver (Note 3)	(13,434)	(39,596)	(42,355)	(113,169)

Net expenses	109,051	80,061	248,746	244,204

Net income (loss)	$3,297,673	$(5,095,756)	$(1,246,343)	$(7,603,391)
Net income (loss) per limited partnership unit	$1.30	$(4.63)	$(2.53)	$(7.08)
Net income (loss) per weighted average limited partnership unit	$1.26	$(4.63)	$(0.63)	$(7.24)
Weighted average limited partnership units outstanding	2,612,500	1,100,000	1,968,613	1,050,916

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the nine months ended September 30, 2012

	General Partner	Limited Partners	Total

Balances, at December 31, 2011	$—	$21,209,546	$21,209,546
Addition of 1,850,000 partnership units	—	33,083,248	33,083,248
Redemption of 100,000 partnership units	—	(1,663,200)	(1,663,200)
Net loss	—	(1,246,343)	(1,246,343)

Balances, at September 30, 2012	$—	$51,383,251	$51,383,251

Net Asset Value Per Unit:
At December 31, 2011	$21.21
At September 30, 2012	$18.68

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2012 and 2011

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash Flows from Operating Activities:
Net loss	$(1,246,343)	$(7,603,391)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in commodity futures trading account – cash and cash equivalents	3,035,009	(383,324)
Unrealized (gain) loss on open futures contracts	(11,548,500)	3,193,030
Decrease in receivable from General Partner	70,815	38,520
(Increase) decrease in dividend receivable	(199)	940
Increase in interest receivable	(27)	—
(Increase) decrease in other assets	(604)	56
Decrease in investment payable	(8)	—
Decrease in professional fees payable	(70,698)	(53,930)
Increase (decrease) in General Partner management fees payable	14,062	(4,068)
Decrease in brokerage commissions payable	(252)	(425)
Increase (decrease) in other liabilities	1,191	(361)
Net cash used in operating activities	(9,745,554)	(4,812,953)

Cash Flows from Financing Activities:
Addition of partnership units	33,083,248	10,130,630
Redemption of partnership units	(1,663,200)	(6,812,861)
Net cash provided by financing activities	31,420,048	3,317,769

Net Increase (Decrease) in Cash and Cash Equivalents	21,674,494	(1,495,184)

Cash and Cash Equivalents, beginning of period	19,719,092	30,313,275
Cash and Cash Equivalents, end of period	$41,393,586	$28,818,091

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2012 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“US12NG”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. US12NG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). US12NG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of October 30, 2009 (the “LP Agreement”). The investment objective of US12NG is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less US12NG’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of US12NG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of US12NG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of US12NG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). US12NG accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts for natural gas and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of September 30, 2012, US12NG held 1,373 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures.

US12NG commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of US12NG. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust.

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

From July 1, 2011 through December 31, 2012, Authorized Purchasers pay US12NG a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Beginning on January 1, 2013 and after, Authorized Purchasers will pay a transaction fee of $1,000 for each order they place to create or redeem one or more Redemption Baskets. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of US12NG but rather at market prices quoted on such exchange.

In November 2009, US12NG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, US12NG listed its units on the NYSE Arca under the ticker symbol “UNL”. On that day, US12NG established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000. US12NG also commenced investment operations on November 18, 2009 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of September 30, 2012, US12NG had registered a total of 30,000,000 units.

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

In accordance with GAAP, US12NG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. US12NG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. US12NG is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in US12NG recording a tax liability that reduces net assets. However, US12NG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. US12NG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2012.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at September 30, 2012.

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

Ongoing Registration Fees and Other Offering Expenses

US12NG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2012 and 2011, US12NG did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance for US12NG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of US12NG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. US12NG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for US12NG and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, US12NG entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, US12NG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, US12NG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2012 and 2011, US12NG incurred $3,828 and $6,415, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $75,000 for the year ending December 31, 2012.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, US12NG pays all brokerage fees and other expenses in connection with the operation of US12NG, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2012, USCF waived $42,355 in expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

US12NG has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to US12NG in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through UBS Securities for US12NG’s account. In accordance with the agreement, UBS Securities charges US12NG commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when US12NG issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when US12NG redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. US12NG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $11,485. Of this amount, approximately $5,746 was a result of rebalancing costs and approximately $5,739 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2011, total commissions accrued to brokers amounted to $5,451. Of this amount, approximately $3,416 was a result of rebalancing costs and approximately $2,035 was the result of trades necessitated by creation and redemption activity. The increase in the total commissions accrued to brokers for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was primarily a function of an increase in creation and redemption activity during the nine months ended September 30, 2012. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2012 represents approximately 0.05% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2011 represented approximately 0.02% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by US12NG were exchange-traded through September 30, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if US12NG were to enter into non-exchange traded contracts, it would be subject to the credit risks associated with counterparty non-performance. Over-the-counter transactions subject US12NG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. US12NG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, US12NG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of US12NG’s cash in money market funds that seek to maintain a stable per unit NAV. US12NG is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2012 and December 31, 2011, US12NG held investments in money market funds in the amounts of $20,521,228 and $10,518,621, respectively. US12NG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of September 30, 2012 and December 31, 2011, US12NG held cash deposits and investments in Treasuries in the amounts of $27,968,528 and $19,331,650, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should US12NG’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2012 (Unaudited)	For the nine months ended September 30, 2011 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$21.21	$35.02
Total income (loss)	(2.40)	(6.85)
Total expenses	(0.13)	(0.23)
Net decrease in net asset value	(2.53)	(7.08)
Net asset value, end of period	$18.68	$27.94

Total Return	(11.93)%	(20.22)%

Ratios to Average Net Assets
Total income (loss)	(2.93)%	(21.56)%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.39%	0.65%
Expenses waived*	(0.16)%	(0.44)%
Net expenses excluding management fees*	0.23%	0.21%
Net income (loss)	(3.66)%	(22.28)%

*	Annualized

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

The following table summarizes the valuation of US12NG’s securities at September 30, 2012 using the fair value hierarchy:

At September 30, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$23,521,154	$23,521,154	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,965,180	2,965,180	—	—

During the nine months ended September 30, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of US12NG’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$12,278,369	$12,278,369	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(8,583,320)	(8,583,320)	—	—

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

US12NG has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$2,965,180	$(8,583,320)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2012		For the nine months ended September 30, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(12,562,600)		$(4,175,800)

	Change in unrealized gain (loss) on open positions		$11,548,500		$(3,193,030)

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

US12NG invests in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q.

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

Regulatory Disclosure

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the Commodity Futures Trading Commission (the “CFTC”) and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by US12NG is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If US12NG and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor US12NG’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of US12NG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, US12NG and the Related Public Funds could be ordered to reduce their aggregate net position back to the accountability level. As of September 30, 2012, US12NG held 1,373 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the nine months ended September 30, 2012, US12NG did not exceed accountability levels imposed by the NYMEX and ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that US12NG will run up against such position limits because US12NG’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the nine months ended September 30, 2012, US12NG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

In late 2011, the CFTC adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). These regulations would have required, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations would have required aggregation of Referenced Contracts held by separate Related Public Funds (as defined below) only if such Related Public Funds had “identical trading strategies.” USCF does not believe any of the Related Public Funds should be viewed as having identical trading strategies for purposes of the CFTC’s aggregation rules.

The position limit rules were to be implemented in two phases, the first of which was to be effective October 12, 2012. However, on September 28, 2012, the U.S. District Court for the District of Columbia issued a memorandum opinion and order vacating the final regulations. The court issued that ruling in response to a lawsuit filed by two industry organizations challenging certain aspects of the regulations. There is no way of knowing whether the CFTC will ultimately be successful in adopting position limit rules, how those rules might differ from existing position limits imposed by applicable designated contract markets, and, accordingly, whether any such rules would negatively impact the ability of US12NG to achieve its objectives.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that US12NG is authorized to engage in that may ultimately impact the ability of US12NG to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. However, the CFTC has not issued any mandatory clearing determinations and, therefore, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.” On May 23, 2012, the CFTC published final regulations, which became effective as of July 23, 2012, to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). Most of the requirements became effective on October 12, 2012 when additional final rules defining the terms “swap,” “security-based swap” and “mixed swap” become effective. However, on October 11, 2012 and October 12, 2012, the CFTC issued several no-action letters and interpretive guidance which delayed much of the implementation of these requirements from October 12, 2012 until December 31, 2012. Increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on US12NG by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions.

The majority of the Dodd-Frank Act regulations affecting the swap market will not become effective until later in calendar year 2012 or the beginning of 2013 at the earliest.

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

The CFTC issued a final rule on May 23, 2012 interpreting the definition of “eligible contract participant,” as amended by the Dodd-Frank Act, in such a manner that US12NG may be limited as to the counterparties with which it may enter into forward contracts. Additionally, US12NG may under certain circumstances related to the amount of assets under management no longer qualify as an eligible contract participant. US12NG’s ability to maintain a certain minimum level of assets and to qualify as an eligible contract participant allows US12NG to enter into swaps on swap execution facilities as well as on a bilateral, off-exchange basis. The loss of status as an eligible contract participant and the resulting loss of eligible counterparties and investment options could impact US12NG’s ability to achieve its investment objective.

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

Price Movements

Natural gas futures prices were volatile during the nine months ended September 30, 2012. The average price of the Benchmark Futures Contracts started the period at $3.303. It rose during the course of the period and hit a peak on September 28, 2012 of $3.743. The average low price of the period was on April 19, 2012, when the average price of the Benchmark Futures Contracts was $2.661. The average price of the Benchmark Futures Contracts on September 30, 2012 was $3.743, an increase of approximately 13.32% over the period. US12NG’s per unit NAV initially rose during the period from a starting level of $21.21 to a high on January 4, 2012 of $21.83. US12NG’s NAV reached its low for the period on April 19, 2012 at $14.96. The per unit NAV on September 30, 2012 was $18.68, down approximately 11.93% over the period. The average Benchmark Futures Contract prices listed above began with the February 2012 to January 2013 contracts and ended with the November 2012 to October 2013 contracts. The increase of approximately 13.32% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that US12NG seeks to track, which are more fully described below in the section titled “Tracking US12NG’s Benchmark.”

During the nine months ended September 30, 2012, the natural gas futures market was primarily in a state of contango, meaning that the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 units, US12NG has not registered any subsequent offerings of its units. As of September 30, 2012, US12NG had issued 5,000,000 units, 2,750,000 of which were outstanding. As of September 30, 2012, there were 25,000,000 units registered but not yet issued.

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

As of September 30, 2012, US12NG had the following authorized purchasers: Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., SG Americas Securities LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

As of September 30, 2012, the total unrealized gain on natural gas Futures Contracts owned or held on that day was $2,965,180 and US12NG established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $48,489,756. US12NG held 85.37% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 14.63% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2012 was $18.68.

By comparison, as of September 30, 2011, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $5,368,090, and US12NG established cash deposits and investments in money market funds that were equal to $36,168,107. US12NG held 79.68% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 20.32% of the cash balance was held as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits and investments in Treasuries and money market funds for September 30, 2012, as compared to September 30, 2011, was the result of US12NG’s greater size during the nine months ended September 30, 2012 as measured by total net assets. The ending per unit NAV on September 30, 2011 was $27.94. The decrease in the per unit NAV for September 30, 2012 as compared to September 30, 2011, was a result of contango as well as lower prices for natural gas and the related decline in the value of the Futures Contracts that US12NG had invested in between the period ended September 30, 2011 and the period ended September 30, 2012.

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

During the nine months ended September 30, 2012, the average daily total net assets of US12NG were $34,085,302. The management fee incurred by US12NG during the period amounted to $191,381. By comparison, during the nine months ended September 30, 2011, the average daily total net assets of US12NG were $34,130,812. The management fee paid by US12NG during the period amounted to $191,460.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the nine months ended September 30, 2012 was $99,720, as compared to $165,913 for the nine months ended September 30, 2011. The decrease in gross total expenses excluding management fees for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, was primarily due to decreased tax reporting, audit, licensing and other fees during the nine months ended September 30, 2012. For the nine months ended September 30, 2012 and 2011, US12NG did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the nine months ended September 30, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by US12NG. The total amount of the expense waiver was $42,355 for the nine months ended September 30, 2012 and $113,169 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $291,101 and $357,373, respectively, and after allowance for the expense waiver, totaled $248,746 and $244,204, respectively.

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of US12NG and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP), the United States Short Oil Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of US12NG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. US12NG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for US12NG and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for US12NG and the Related Public Funds. US12NG’s portion of such fees and expenses for the year ended December 31, 2011 was $3,808.

US12NG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $11,485. Of this amount, approximately $5,746 was a result of rebalancing costs and approximately $5,739 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2011, total commissions accrued to brokers amounted to $5,451. Of this amount, approximately $3,416 was a result of rebalancing costs and approximately $2,035 was the result of trades necessitated by creation and redemption activity. The increase in the total commissions accrued to brokers for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was primarily a function of increased brokerage fees due to an increase in creation and redemption activity during the nine months ended September 30, 2012. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2012 represents approximately 0.05% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2011 represented approximately 0.02% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the nine months ended September 30, 2012.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $75,000 for the year ending December 31, 2012. USCF has voluntarily agreed to pay certain expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2012, USCF waived $42,355 in expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2012, US12NG earned $7,403 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. US12NG purchased Treasuries during the nine months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2011, US12NG earned $4,643 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. US12NG did not purchase Treasuries during the nine months ended September 30, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by US12NG, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. As a result, the amount of income earned by US12NG as a percentage of average daily total net assets was higher during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Portfolio Expenses. During the three months ended September 30, 2012, the average daily total net assets of US12NG were $45,294,144. The management fee incurred by US12NG during the period amounted to $85,391. By comparison, during the three months ended September 30, 2011, the average daily total net assets of US12NG were $33,529,203. The management fee paid by US12NG during the period amounted to $63,384.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended September 30, 2012 was $37,094, as compared to $56,273 for the three months ended September 30, 2011. The decrease in gross total expenses excluding management fees for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, was primarily due to decreased tax reporting, audit, licensing and other fees during the three months ended September 30, 2012. For the three months ended September 30, 2012 and 2011, US12NG did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the three months ended September 30, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by US12NG. The total amount of the expense waiver was $13,434 for the three months ended September 30, 2012 and $39,596 for the three months ended September 30, 2011. For the three months ended September 30, 2012 and 2011, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $122,485 and $119,657, respectively, and after allowance for the expense waiver, totaled $109,051 and $80,061, respectively.

US12NG is responsible for paying its portion of the directors’ and officers’ liability insurance of US12NG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of US12NG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. US12NG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for US12NG and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for US12NG and the Related Public Funds. US12NG’s portion of such fees and expenses for the year ended December 31, 2011 was $3,808.

US12NG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended September 30, 2012, total commissions accrued to brokers amounted to $3,486. Of this amount, approximately $2,382 was a result of rebalancing costs and approximately $1,104 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended September 30, 2011, total commissions accrued to brokers amounted to $1,073, all of which was a result of rebalancing costs. The increase in the total commissions accrued to brokers for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was primarily a function of increased brokerage fees due to an increase in creation and redemption activity during the three months ended September 30, 2012.  As an annualized percentage of average daily total net assets, the figure for the three months ended September 30, 2012 represents approximately 0.03% of average daily total net assets. By comparison, the figure for the three months ended September 30, 2011 represented approximately 0.01% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the three months ended September 30, 2012.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $75,000 for the year ending December 31, 2012. USCF has voluntarily agreed to pay certain expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the three months ended September 30, 2012, USCF waived $13,434 in expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2012, US12NG earned $3,424 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. US12NG purchased Treasuries during the three months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2011, US12NG earned $1,335 in dividend and interest income on such cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. US12NG did not purchase Treasuries during the three months ended September 30, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by US12NG, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. As a result, the amount of income earned by US12NG as a percentage of average daily total net assets was higher during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

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

For the 30 valuation days ended September 30, 2012, the simple average daily change in the average of the Benchmark Futures Contracts was 0.367%, while the simple average daily change in the per unit NAV of US12NG over the same time period was 0.362%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per unit NAV was (4.107)%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of US12NG’s per unit NAV versus the daily movement of the Benchmark Futures Contracts for the 30-valuation day period ended September 30, 2012. The second chart below shows the monthly total returns of US12NG as compared to the monthly value of the Benchmark Futures Contracts since inception.

Since the commencement of the offering of US12NG units to the public on November 18, 2009 to September 30, 2012, the simple average daily change in the average price of its Benchmark Futures Contracts was (0.115)%, while the simple average daily change in the per unit NAV of US12NG over the same time period was (0.118)%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per unit NAV was (0.586)%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2012, the actual total return of US12NG as measured by changes in its per unit NAV was (11.93)%. This is based on an initial per unit NAV of $21.21 on December 31, 2011 and an ending per unit NAV as of September 30, 2012 of $18.68. During this time period, US12NG made no distributions to its unitholders. However, if US12NG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, US12NG would have had an estimated per unit NAV of $18.82 as of September 30, 2012, for a total return over the relevant time period of (11.27)%. The difference between the actual per unit NAV total return of US12NG of (11.93)% and the expected total return based on the Benchmark Futures Contracts of (11.27)% was an error over the time period of (0.66)%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12NG pays, offset in part by the income that US12NG collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2012, US12NG earned dividend and interest income of $7,403, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the nine months ended September 30, 2012, US12NG also collected $9,100 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12NG’s actual total return. However, if the total assets of US12NG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the nine months ended September 30, 2012, US12NG incurred total net expenses of $248,746. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(232,243), which is equivalent to an annualized weighted average net income rate of (0.91)% for the nine months ended September 30, 2012.

By comparison, for the nine months ended September 30, 2011, the actual total return of US12NG as measured by changes in its per unit NAV was (20.22)%. This was based on an initial per unit NAV of $35.02 on December 31, 2010 and an ending per unit NAV as of September 30, 2011 of $27.94. During this time period, US12NG made no distributions to its unitholders. However, if US12NG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, US12NG would have had an estimated per unit NAV of $28.17 as of September 30, 2011, for a total return over the relevant time period of (19.61)%. The difference between the actual per unit NAV total return of US12NG of (20.22)% and the expected total return based on the Benchmark Futures Contracts of (19.61)% was an error over the time period of (0.61)%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12NG paid, offset in part by the income that US12NG collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2011, US12NG earned dividend and interest income of $4,643, which was equivalent to a weighted average income rate of 0.02% for such period. In addition, during the nine months ended September 30, 2011, US12NG also collected $5,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12NG’s actual total return. During the nine months ended September 30, 2011, US12NG incurred total net expenses of $244,204. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(234,561), which was equivalent to an annualized weighted average net income rate of (0.92)% for the nine months ended September 30, 2011.

There are currently three factors that have impacted or are most likely to impact US12NG’s ability to accurately track its Benchmark Futures Contracts.

First, US12NG may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12NG executes the trade. In that case, US12NG may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per unit NAV of US12NG to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the nine months ended September 30, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12NG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12NG’s attempt to track the Benchmark Futures Contracts over time.

Second, US12NG earns dividend and interest income on its cash, cash equivalents and Treasuries. US12NG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2012. Interest payments, and any other income, were retained within the portfolio and added to US12NG’s NAV. When this income exceeds the level of US12NG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), US12NG will realize a net yield that will tend to cause daily changes in the per unit NAV of US12NG to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. During the nine months ended September 30, 2012, US12NG earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees, approximately 0.05% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.18% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.95)% and affected US12NG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, US12NG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the per unit NAV of US12NG that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts. During the nine months ended September 30, 2012, US12NG did not hold Other Natural Gas-Related Investments. If US12NG increases in size, and due to its obligations to comply with regulatory limits, US12NG may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the price of the near month contract to the average price of the near 12-month contracts over the last 10 years for natural gas. When the price of the near month contract is higher than the average price of the near 12-month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12-month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12-month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12-month contracts (backwardation), and other times they are below the average price of the near 12-month contracts (contango). In addition, investors can observe that natural gas prices, both front month and second month, often display a seasonal pattern in which the price of natural gas tends to rise in the early winter months and decline in the summer months. This mirrors the physical demand for natural gas, which typically peaks in the winter.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month natural gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10 year period between September 30, 2002 and September 30, 2012. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12-month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12-month contracts whose delivery falls during the winter season.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of US12NG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in US12NG units during the nine months ended September 30, 2012 relative to a hypothetical direct investment in natural gas. For example, an investment in US12NG units made on December 31, 2011 and held to September 30, 2012 decreased based upon the changes in the per unit NAV for US12NG units on those days, by approximately 11.93%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 13.32% and the average price of the Benchmark Futures Contracts increased by approximately $0.44 (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2010 to September 30, 2011, contango impacted the total return on an investment in US12NG units relative to a hypothetical direct investment in natural gas. For example, an investment in US12NG units made on December 31, 2010 and held to September 30, 2011 decreased, based upon the changes in the per unit NAV for US12NG units on those days, by approximately 20.22%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 16.78% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the nine months ended September 30, 2012, natural gas prices in the United States were volatile and finished the period higher than the beginning of the year. Prices were impacted by several factors. The continued existence of a historic storage surplus weighed on prices during the first few months of the year, with prices reaching a low of $1.983 on April 12, 2012. However, reduced natural gas production and a reduction of the surplus contributed to an increase in natural gas prices since mid-April 2012. As of September 30, 2012, the amount of natural gas in storage had reached 3.653 billion cubic feet, which was approximately 7.8% and 7.2% above the five-year average and 2011 levels, respectively, but down from the peak surpluses that existed earlier in 2012.

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

For the ten-year time period between September 30, 2002 and September 30, 2012, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated with the movements of unleaded gasoline, crude oil, large cap U.S. equities, U.S. government bonds or global equities. Movements in natural gas had a positive, yet moderate, correlation to movements in diesel-heating oil.

Correlation Matrix September 30, 2002-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel-Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.322)	0.968	0.294	0.248	0.206	0.035
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.300)	(0.194)	(0.144)	(0.228)	0.076
Global Equities (FTSE World Index)			1.000	0.380	0.327	0.263	0.087
Crude Oil				1.000	0.833	0.722	0.373
Diesel-Heating Oil					1.000	0.710	0.489
Unleaded Gasoline						1.000	0.285
Natural Gas							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was essentially non-correlated with large cap U.S. equities, U.S. government bonds, global equities, crude oil and diesel-heating oil and had a negative, although weak, correlation with unleaded gasoline.

Correlation Matrix 12 Months ended September 30, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel-Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.781)	0.980	0.760	0.788	0.650	0.133
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.746)	(0.529)	(0.597)	(0.677)	(0.005)
Global Equities (FTSE World Index)			1.000	0.738	0.819	0.652	0.202
Crude Oil				1.000	0.880	0.424	0.018
Diesel-Heating Oil					1.000	0.666	0.002
Unleaded Gasoline						1.000	(0.184)
Natural Gas							1.000

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

The correlations between natural gas, crude oil, diesel-heating oil and gasoline are relevant because USCF endeavors to invest US12NG’s assets in natural gas Futures Contracts and Other Natural Gas-Related Investments so that daily changes in percentage terms in US12NG’s per unit NAV correlate as closely as possible with daily changes in percentage terms in the average of the prices of the Benchmark Futures Contracts. If certain other fuel-based commodity Futures Contracts do not closely correlate with the Benchmark Futures Contracts, then their use could lead to greater tracking error. As noted above, USCF also believes that the changes in percentage terms in the average of the prices of the Benchmark Futures Contracts will closely correlate with changes in percentage terms in the spot price of natural gas.

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

US12NG currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. US12NG has allocated substantially all of its net assets to trading in Natural Gas Interests. US12NG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of US12NG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in US12NG’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from US12NG’s investments in money market funds and Treasuries is paid to US12NG. During the nine months ended September 30, 2012, US12NG’s expenses exceeded the income US12NG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2012, US12NG was forced to use other assets to pay expenses, which could cause a drop in US12NG’s NAV over time. To the extent expenses exceed income, US12NG’s NAV will be negatively impacted.

US12NG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12NG from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2012, US12NG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12NG cannot predict whether such an event may occur in the future.

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

As of September 30, 2012, US12NG held cash deposits and investments in Treasuries and money market funds in the amount of $48,489,756 with the custodian and FCM. Some or all of these amounts may be subject to loss should US12NG’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of September 30, 2012, US12NG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12NG. While US12NG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12NG’s financial position.

European Sovereign Debt

US12NG had no direct exposure to European sovereign debt as of September 30, 2012 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2012, US12NG’s portfolio consisted of 1,373 Natural Gas Futures NG Contracts traded on the NYMEX. As of September 30, 2012, US12NG did not hold any Futures Contracts traded on ICE Futures. For a list of US12NG’s current holdings, please see US12NG’s website at www.unitedstates12monthnaturalgasfund.com.

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

Swap transactions, like other financial transactions, involve a variety of significant risks. The specific risks presented by a particular swap transaction necessarily depend upon the terms and circumstances of the transaction. In general, however, all swap transactions involve some combination of market risk, credit risk, counterparty credit risk, funding risk, liquidity risk and operational risk.

Highly customized swap transactions in particular may increase liquidity risk, which may result in a suspension of redemptions. Highly leveraged transactions may experience substantial gains or losses in value as a result of relatively small changes in the value or level of an underlying or related market factor.

In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for USCF to modify, terminate or offset US12NG’s obligations or its exposure to the risks associated with a transaction prior to its scheduled termination date.

To reduce the credit risk that arises in connection with such contracts, US12NG will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to US12NG due to the occurrence of a specified event, such as the insolvency of the counterparty.

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

During the nine months ended September 30, 2012, US12NG did not employ any hedging methods such as those described above since all of US12NG’s investments were made over an exchange. Therefore, during such period, US12NG was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in US12NG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 28, 2012, and US12NG’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 14, 2012, except for the update to the risk factor set forth below.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause a tracking error, which could cause the price of units to substantially vary from the prices of the Benchmark Futures Contracts and prevent investors from being able to effectively use US12NG as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas.

Designated contract markets such as the NYMEX and ICE Futures have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by US12NG is not) may hold, own or control.

In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

All of these limits may potentially cause a tracking error between the price of the units and the prices of the Benchmark Futures Contracts. This may in turn prevent investors from being able to effectively use US12NG as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas. US12NG has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Natural Gas-Related Investments. If US12NG encounters accountability levels, position limits, or price fluctuation limits for Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts and Other Natural Gas-Related Investments on other exchanges that trade listed natural gas futures. In addition, if US12NG exceeds accountability levels on either the NYMEX or ICE Futures and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of the units and the prices of the Benchmark Futures Contracts.

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

Date: November 14, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 14, 2012

