Form 10-Q
period 2013-06-30
United States 12 Month Natural Gas Fund, LP
filed 2013-08-14
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2013 (Unaudited) and December 31, 2012

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$24,152,941	$39,667,209
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	3,050,999	4,416,055
Unrealized loss on open commodity futures contracts	(1,347,400)	(906,580)
Receivable from General Partner (Note 3)	32,787	68,503
Dividend receivable	378	423
Other assets	2,649	321

Total assets	$25,892,354	$43,245,931

Liabilities and Partners' Capital
Professional fees payable	$62,194	$125,273
General Partner management fees payable (Note 3)	17,381	28,625
Brokerage commissions payable	2,608	4,008
Other liabilities	1,632	2,334

Total liabilities	83,815	160,240

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	25,808,539	43,085,691
Total Partners' Capital	25,808,539	43,085,691

Total liabilities and partners' capital	$25,892,354	$43,245,931

Limited Partners' units outstanding	1,500,000	2,500,000
Net asset value per unit	$17.21	$17.23
Market value per unit	$17.26	$17.24

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2013

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG August 2013 contracts, expiring July 2013	57	$(53,050)	(0.21)
NYMEX Natural Gas Futures NG September 2013 contracts, expiring August 2013	57	(3,060)	(0.01)
NYMEX Natural Gas Futures NG October 2013 contracts, expiring September 2013	57	(81,410)	(0.32)
NYMEX Natural Gas Futures NG November 2013 contracts, expiring October 2013	57	(224,260)	(0.87)
NYMEX Natural Gas Futures NG December 2013 contracts, expiring November 2013	57	(245,870)	(0.95)
NYMEX Natural Gas Futures NG January 2014 contracts, expiring December 2013	58	(79,880)	(0.31)
NYMEX Natural Gas Futures NG February 2014 contracts, expiring January 2014	57	(110,970)	(0.43)
NYMEX Natural Gas Futures NG March 2014 contracts, expiring February 2014	57	(44,160)	(0.17)
NYMEX Natural Gas Futures NG April 2014 contracts, expiring March 2014	57	(124,990)	(0.48)
NYMEX Natural Gas Futures NG May 2014 contracts, expiring April 2014	57	(149,100)	(0.58)
NYMEX Natural Gas Futures NG June 2014 contracts, expiring May 2014	58	(158,190)	(0.61)
NYMEX Natural Gas Futures NG July 2014 contracts, expiring June 2014	57	(72,460)	(0.28)
Total Open Futures Contracts*	686	$(1,347,400)	(5.22)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.06%, 11/21/2013	$1,800,000	$1,799,571	6.97

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	2,509,115	2,509,115	9.72
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,502,300	1,502,300	5.82
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	6,510,691	6,510,691	25.23
Wells Fargo Advantage Government Money Market Fund - Class I	10,000,468	10,000,468	38.75
Total Money Market Funds		20,522,574	79.52
Total Cash Equivalents		$22,322,145	86.49

* Collateral amounted to $3,050,936 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2013 and 2012

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$2,494,010	$(5,047,770)	$2,739,860	$(10,812,920)
Change in unrealized gain (loss) on open positions	(5,371,090)	7,351,410	(440,820)	6,397,620
Dividend income	1,200	946	2,376	1,581
Interest income	1,263	1,521	3,268	2,398
Other income	3,850	3,150	7,350	7,000

Total income (loss)	(2,870,767)	2,309,257	2,312,034	(4,404,321)

Expenses
General Partner management fees (Note 3)	64,190	62,288	147,463	105,990
Professional fees	31,122	25,071	62,194	50,143
Brokerage commissions	2,124	4,592	5,412	7,999
Other expenses	3,331	2,647	6,819	4,484

Total expenses	100,767	94,598	221,888	168,616

Expense waiver (Note 3)	(18,323)	(12,614)	(32,787)	(28,921)

Net expenses	82,444	81,984	189,101	139,695

Net income (loss)	$(2,953,211)	$2,227,273	$2,122,933	$(4,544,016)
Net income (loss) per limited partnership unit	$(2.07)	$1.01	$(0.02)	$(3.83)
Net income (loss) per weighted average limited partnership unit	$(1.66)	$1.10	$0.98	$(2.77)
Weighted average limited partnership units outstanding	1,779,121	2,024,725	2,167,680	1,643,132

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the six months ended June 30, 2013

	General Partner	Limited Partners	Total

Balances, at December 31, 2012	$–	$43,085,691	$43,085,691
Addition of 200,000 partnership units	–	3,480,456	3,480,456
Redemption of 1,200,000 partnership units	–	(22,880,541)	(22,880,541)
Net income	–	2,122,933	2,122,933

Balances, at June 30, 2013	$–	$25,808,539	$25,808,539

Net Asset Value Per Unit:
At December 31, 2012			$17.23
At June 30, 2013			$17.21

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2013 and 2012

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$2,122,933	$(4,544,016)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	1,365,056	3,423,722
Unrealized (gain) loss on futures contracts	440,820	(6,397,620)
Decrease in receivable from General Partner	35,716	84,248
(Increase) decrease in dividend receivable	45	(104)
Decrease in interest receivable	–	8
Increase in other assets	(2,328)	(1,789)
Decrease in investment payable	–	(8)
Decrease in professional fees payable	(63,079)	(100,932)
Increase (decrease) in General Partner management fees payable	(11,244)	7,660
Decrease in brokerage commissions payable	(1,400)	(252)
Increase (decrease) in other liabilities	(702)	476
Net cash provided by (used in) operating activities	3,885,817	(7,528,607)

Cash Flows from Financing Activities:
Addition of partnership units	3,480,456	23,249,910
Redemption of partnership units	(22,880,541)	(1,663,200)
Net cash provided by (used in) financing activities	(19,400,085)	21,586,710

Net Increase (Decrease) in Cash and Cash Equivalents	(15,514,268)	14,058,103

Cash and Cash Equivalents, beginning of period	39,667,209	19,719,092
Cash and Cash Equivalents, end of period	$24,152,941	$33,777,195

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2013 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“US12NG”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. US12NG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). US12NG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of US12NG is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less US12NG’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of US12NG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of US12NG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of US12NG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). US12NG accomplishes its objective through investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded (“over-the-counter”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause US12NG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests.”  As of June 30, 2013, US12NG held 686 Natural Gas Futures Contracts for natural gas traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on ICE Futures.

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

From July 1, 2011 through June 30, 2013 (and continuing at least through May 1, 2014), Authorized Purchasers pay US12NG a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of US12NG but rather at market prices quoted on such exchange.

In November 2009, US12NG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, US12NG listed its units on the NYSE Arca under the ticker symbol “UNL”. On that day, US12NG established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000. US12NG also commenced investment operations on November 18, 2009 by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2013, US12NG had registered a total of 30,000,000 units.

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

In accordance with GAAP, US12NG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. US12NG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. US12NG is not subject to income tax return examinations by major taxing authorities for years before 2009. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in US12NG recording a tax liability that reduces net assets. However, US12NG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. US12NG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2013.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at June 30, 2013.

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

Ongoing Registration Fees and Other Offering Expenses

US12NG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2013 and 2012, US12NG did not incur any registration fees or other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, US12NG entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, US12NG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, US12NG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2013 and 2012, US12NG incurred $2,949 and $2,120, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $125,000 for the year ending December 31, 2013.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, US12NG pays all brokerage fees and other expenses in connection with the operation of US12NG, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2013, USCF waived $32,787 of US12NG’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

The above fee does not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; website construction and development; or the printing and production of various marketing materials.

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

US12NG has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to US12NG in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through UBS Securities for US12NG’s account. In accordance with the agreement, UBS Securities charges US12NG commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when US12NG issues units as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when US12NG redeems units as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. US12NG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six months ended June 30, 2013, total commissions accrued to brokers amounted to $5,412. Of this amount, approximately $2,264 was a result of rebalancing costs and approximately $3,148 was the result of trades necessitated by creation and redemption activity. By comparison, during the six months ended June 30, 2012, total commissions accrued to brokers amounted to $7,999. Of this amount, approximately $3,938 was a result of rebalancing costs and approximately $4,061 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily a function of a lower number of futures contracts held and traded during the six months ended June 30, 2013. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2013 represents approximately 0.03% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2012 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by US12NG were exchange-traded through June 30, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if US12NG were to enter into non-exchange traded contracts, it would be subject to the credit risks associated with counterparty non-performance. Over-the-counter transactions subject US12NG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. US12NG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, US12NG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of US12NG’s cash in money market funds that seek to maintain a stable per unit NAV. US12NG is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2013 and December 31, 2012, US12NG held investments in money market funds in the amounts of $20,522,574 and $20,522,574, respectively. US12NG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of June 30, 2013 and December 31, 2012, US12NG held cash deposits and investments in Treasuries in the amounts of $6,681,366 and $23,560,690, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should US12NG’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2013 and 2012 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2013 (Unaudited)	For the six months ended June 30, 2012 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$17.23	$21.21
Total income (loss)	0.07	(3.74)
Total expenses	(0.09)	(0.09)
Net decrease in net asset value	(0.02)	(3.83)
Net asset value, end of period	$17.21	$17.38

Total Return	(0.12)%	(18.06)%

Ratios to Average Net Assets
Total income (loss)	5.83%	(15.50)%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.38%	0.44%
Expenses waived*	(0.17)%	(0.20)%
Net expenses excluding management fees*	0.21%	0.24%
Net income (loss)	5.35%	(15.99)%

*	Annualized

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

The following table summarizes the valuation of US12NG’s securities at June 30, 2013 using the fair value hierarchy:

At June 30, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$22,322,145	$22,322,145	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,347,400)	(1,347,400)	—	—

During the six months ended June 30, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of US12NG’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$23,922,430	$23,922,430	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(906,580)	(906,580)	—	—

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

US12NG has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$(1,347,400)	$(906,580)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2013		For the six months ended June 30, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$2,739,860		$(10,812,920)

	Change in unrealized gain (loss) on open positions		$(440,820)		$6,397,620

NOTE 8 — SUBSEQUENT EVENTS

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If US12NG and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor US12NG’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of US12NG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, US12NG and the Related Public Funds could be ordered to reduce their aggregate net position back to the accountability level. As of June 30, 2013, US12NG held 686 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on ICE Futures. For the six months ended June 30, 2013, US12NG did not exceed accountability levels imposed by the NYMEX and ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that US12NG will run up against such position limits because US12NG’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the six months ended June 30, 2013, US12NG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if US12NG enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require US12NG to centrally clear over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

On April 11, 2013, the CFTC published a final rule to exempt swaps between certain affiliated entities within a corporate group from the clearing requirement. The rule permits affiliated counterparties to elect not to clear a swap subject to the clearing requirement if, among other things, the counterparties are majority-owned affiliates whose financial statements are included in the same consolidated financial statements and whose swaps are documented and subject to a centralized risk management program. However, the exemption does not apply to swaps entered into by affiliated counterparties with unaffiliated counterparties.

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

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as US12NG) in the form of higher fees and expenses that related to trading swaps. On July 27, 2013, the Division of Swap Dealer and Intermediary Oversight issued a time-limited no-action letter delaying the implementation of some of the documentation requirements placed on “swap dealers” and “major swap participants” for certain foreign-exchange forwards and swaps until September 1, 2013.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively).

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as US12NG) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as US12NG), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on natural gas) began on May 29, 2013 and reporting of all historical swaps for all asset classes begins on September 30, 2013.

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

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2013. The average price of the Benchmark Futures Contracts started the period at $3.600. It rose during the course of the period and hit a peak on April 19, 2013 of $4.512. The average low price of the period was on January 9, 2013, when the average price of the Benchmark Futures Contracts was $3.403. The average price of the Benchmark Futures Contracts on June 30, 2013 was $3.764, an increase of approximately 4.56% over the period. US12NG’s per unit NAV began the period at $17.23 and ended the period at $17.21 on June 30, 2013, a decrease of approximately 0.12% over the period. US12NG’s per unit NAV reached its high for the period on April 19, 2013 at $20.78 and reached its low for the period on January 9, 2013 at $16.28. The average Benchmark Futures Contract prices listed above began with the February 2013 to January 2014 contracts and ended with the August 2013 to July 2014 contracts. The increase of approximately 4.56% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that US12NG seeks to track, which are more fully described below in the section titled “Tracking US12NG’s Benchmark.”

During the six months ended June 30, 2013, the natural gas futures market was primarily in a state of contango, meaning that the price of the near month natural gas Futures Contract was lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 units, US12NG has not registered any subsequent offerings of its units. As of June 30, 2013, US12NG had issued 3,950,000 units, 1,500,000 of which were outstanding. As of June 30, 2013, there were 26,050,000 units registered but not yet issued.

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

As of June 30, 2013, US12NG had the following authorized purchasers: Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Newedge USA LLC, Nomura Securities International Inc., SG Americas Securities LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

As of June 30, 2013, the total unrealized loss on Natural Gas Futures Contracts owned or held on that day was $1,347,400 and US12NG established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $27,203,940. US12NG held 88.78% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 11.22% of the cash balance was held as investments in Treasuries and margin deposits for the Natural Gas Futures Contracts purchased at the FCM. The ending per unit NAV on June 30, 2013 was $17.21.

By comparison, as of June 30, 2012, the total unrealized loss on Natural Gas Futures Contracts owned or held on that day was $2,185,700, and US12NG established cash deposits and investments in Treasuries and money market funds that were equal to $40,484,652. US12NG held 83.43% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 16.57% of the cash balance was held as investments in Treasuries and margin deposits for the Natural Gas Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for June 30, 2013, as compared to June 30, 2012, was the result of US12NG’s decreased size as of June 30, 2013 as measured by total net assets. The ending per unit NAV on June 30, 2012 was $17.38. The decrease in the per unit NAV for June 30, 2013 as compared to June 30, 2012, was primarily a result of the impact of contango during the six months ended June 30, 2013.

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

During the six months ended June 30, 2013, the average daily total net assets of US12NG were $39,649,344. The management fee incurred by US12NG during the period amounted to $147,463. By comparison, during the six months ended June 30, 2012, the average daily total net assets of US12NG were $28,419,294. The management fee paid by US12NG during the period amounted to $105,990.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the six months ended June 30, 2013 was $74,425, as compared to $62,626 for the six months ended June 30, 2012. The increase in gross total expenses excluding management fees for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, was primarily due to increased tax reporting, audit, licensing and other fees during the six months ended June 30, 2013. For the six months ended June 30, 2013 and 2012, US12NG did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the six months ended June 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by US12NG. The total amount of the expense waiver was $32,787 for the six months ended June 30, 2013 and $28,921 for the six months ended June 30, 2012. For the six months ended June 30, 2013 and 2012, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $221,888 and $168,616, respectively, and after allowance for the expense waiver, totaled $189,101 and $139,695, respectively.

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

US12NG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the six months ended June 30, 2013, total commissions accrued to brokers amounted to $5,412. Of this amount, approximately $2,264 was a result of rebalancing costs and approximately $3,148 was the result of trades necessitated by creation and redemption activity. By comparison, during the six months ended June 30, 2012, total commissions accrued to brokers amounted to $7,999. Of this amount, approximately $3,938 was a result of rebalancing costs and approximately $4,061 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily a function of a lower number of futures contracts held and traded during the six months ended June 30, 2013. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2013 represents approximately 0.03% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2012 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the six months ended June 30, 2013.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $125,000 for the year ending December 31, 2013. USCF has voluntarily agreed to pay certain expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2013, USCF waived $32,787 of US12NG’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Natural Gas Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2013, US12NG earned $5,644 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. US12NG purchased Treasuries during the six months ended June 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2012, US12NG earned $3,979 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. US12NG purchased Treasuries during the six months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by US12NG, including cash, cash equivalents and Treasuries, were similar during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. As a result, the amount of income earned by US12NG as a percentage of average daily total net assets remained essentially flat during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Portfolio Expenses.  During the three months ended June 30, 2013, the average daily total net assets of US12NG were $34,328,655. The management fee incurred by US12NG during the period amounted to $64,190. By comparison, during the three months ended June 30, 2012, the average daily total net assets of US12NG were $33,402,704. The management fee paid by US12NG during the period amounted to $62,288.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended June 30, 2013 was $36,577, as compared to $32,310 for the three months ended June 30, 2012. The increase in gross total expenses excluding management fees for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, was primarily due to increased tax reporting, audit, licensing and other fees during the three months ended June 30, 2013. For the three months ended June 30, 2013 and 2012, US12NG did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the three months ended June 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by US12NG. The total amount of the expense waiver was $18,323 for the three months ended June 30, 2013 and $12,614 for the three months ended June 30, 2012. For the three months ended June 30, 2013 and 2012, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $100,767 and $94,598, respectively, and after allowance for the expense waiver, totaled $82,444 and $81,984, respectively.

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

US12NG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended June 30, 2013, total commissions accrued to brokers amounted to $2,124. Of this amount, approximately $1,561 was a result of rebalancing costs and approximately $563 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended June 30, 2012, total commissions accrued to brokers amounted to $4,592. Of this amount, approximately $2,869 was a result of rebalancing costs and approximately $1,723 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily a function of a lower number of futures contracts held and traded during the three months ended June 30, 2013. As an annualized percentage of average daily total net assets, the figure for the three months ended June 30, 2013 represents approximately 0.02% of average daily total net assets. By comparison, the figure for the three months ended June 30, 2012 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the three months ended June 30, 2013.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $125,000 for the year ending December 31, 2013. USCF has voluntarily agreed to pay certain expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the three months ended June 30, 2013, USCF waived $18,323 of US12NG’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Natural Gas Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2013, US12NG earned $2,463 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. US12NG purchased Treasuries during the three months ended June 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2012, US12NG earned $2,467 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. US12NG purchased Treasuries during the three months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by US12NG, including cash, cash equivalents and Treasuries, were similar during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. As a result, the amount of income earned by US12NG as a percentage of average daily total net assets was essentially flat during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

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

For the 30 valuation days ended June 28, 2013, the simple average daily change in the average of the Benchmark Futures Contracts was (0.306)%, while the simple average daily change in the per unit NAV of US12NG over the same time period was (0.309)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per unit NAV was 0.330%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of US12NG’s per unit NAV versus the daily movement of the Benchmark Futures Contracts for the 30-valuation day period ended June 28, 2013, the last trading day in June. The second chart below shows the monthly total returns of US12NG as compared to the monthly value of the Benchmark Futures Contracts since inception.

Since the commencement of the offering of US12NG units to the public on November 18, 2009 to June 30, 2013, the simple average daily change in the average price of its Benchmark Futures Contracts was (0.096)%, while the simple average daily change in the per unit NAV of US12NG over the same time period was (0.100)%. The average daily difference was 0.003% (or 0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per unit NAV was (0.909)%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the six months ended June 30, 2013, the actual total return of US12NG as measured by changes in its per unit NAV was (0.12)%. This is based on an initial per unit NAV of $17.23 as of December 31, 2012 and an ending per unit NAV as of June 30, 2013 of $17.21. During this time period, US12NG made no distributions to its unitholders. However, if US12NG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, US12NG would have had an estimated per unit NAV of $17.248 as of June 30, 2013, for a total return over the relevant time period of 0.290%. The difference between the actual per unit NAV total return of US12NG of (0.12)% and the expected total return based on the Benchmark Futures Contracts of 0.290% was an error over the time period of (0.41)%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12NG pays, offset in part by the income that US12NG collects on its cash and cash equivalent holdings. During the six months ended June 30, 2013, US12NG earned dividend and interest income of $5,644, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the six months ended June 30, 2013, US12NG also collected $7,350 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12NG’s actual total return. However, if the total assets of US12NG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the six months ended June 30, 2013, US12NG incurred net expenses of $189,101. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(176,107), which is equivalent to an annualized weighted average net income rate of approximately (0.90)% for the six months ended June 30, 2013.

By comparison, for the six months ended June 30, 2012, the actual total return of US12NG as measured by changes in its per unit NAV was (18.06)%. This was based on an initial per unit NAV of $21.21 as of December 31, 2011 and an ending per unit NAV as of June 30, 2012 of $17.38. During this time period, US12NG made no distributions to its unitholders. However, if US12NG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, US12NG would have had an estimated per unit NAV of $17.46 as of June 30, 2012, for a total return over the relevant time period of (17.68)%. The difference between the actual per unit NAV total return of US12NG of (18.06)% and the expected total return based on the Benchmark Futures Contracts of (17.68)% was an error over the time period of (0.38)%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12NG paid, offset in part by the income that US12NG collected on its cash and cash equivalent holdings. During the six months ended June 30, 2012, US12NG earned dividend and interest income of $3,979, which was equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the six months ended June 30, 2012, US12NG also collected $7,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12NG’s actual total return. During the six months ended June 30, 2012, US12NG incurred net expenses of $139,695. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(128,716), which was equivalent to an annualized weighted average net income rate of approximately (0.91)% for the six months ended June 30, 2012.

There are currently three factors that have impacted or are most likely to impact US12NG’s ability to accurately track its Benchmark Futures Contracts.

First, US12NG may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12NG executes the trade. In that case, US12NG may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per unit NAV of US12NG to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the six months ended June 30, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12NG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12NG’s attempt to track the Benchmark Futures Contracts over time.

Second, US12NG earns dividend and interest income on its cash, cash equivalents and Treasuries. US12NG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2013. Interest payments, and any other income, were retained within the portfolio and added to US12NG’s NAV. When this income exceeds the level of US12NG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), US12NG will realize a net yield that will tend to cause daily changes in the per unit NAV of US12NG to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. During the six months ended June 30, 2013, US12NG earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees, approximately 0.03% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.18% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.93)% and affected US12NG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by US12NG will continue to be higher than interest earned by US12NG. As such, USCF anticipates that US12NG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by US12NG.

Third, US12NG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the per unit NAV of US12NG that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts. During the six months ended June 30, 2013, US12NG did not hold Other Natural Gas-Related Investments. If US12NG increases in size, and due to its obligations to comply with regulatory limits, US12NG may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Near Month Price (NG1) vs Average Price of the Near 12 Months (12 M Strip)
(10 years between 2003-2013)
18.00
16.00
14.00
12.00
10.00
8.00
6.00
4.00
2.00
-
6/30/2003
6/30/2004
6/30/2005
6/30/2006
6/30/2007
6/30/2008
6/30/2009
6/30/2010
6/30/2011
6/30/2012
6/30/2013
NG1
12M Strip Price

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10 year period between June 30, 2003 and June 30, 2013. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12-month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12-month contracts whose delivery falls during the winter season.

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

Natural Gas Market. During the six months ended June 30, 2013, natural gas prices in the United States were volatile and finished the period higher than the beginning of the year. Prices were impacted by several factors. Colder weather in some parts of the country increased demand for natural gas, while a historic storage surplus that had weighed on prices in recent years fell below the five-year average and 2012 levels. As of June 30, 2013, the amount of natural gas in storage had reached 2.681billion cubic feet, which was approximately 10% and 491% below the five-year average and 2012 levels, respectively.

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

For the ten-year time period between June 30, 2003 and June 30, 2013, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated with the movements of unleaded gasoline, diesel-heating oil, crude oil, large cap U.S. equities, U.S. government bonds or global equities.

Correlation Matrix June 30, 2003-2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel-Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.00	0.288	0.962	0.423	0.388	0.276	0.100
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.00	(0.264)	(0.303)	(0.251)	(0.265)	0.012
Global Equities (FTSE World Index)			1.00	0.491	0.459	0.320	0.147
Crude Oil				1.00	0.868	0.736	0.323
Diesel-Heating Oil					1.00	0.764	0.387
Unleaded Gasoline						1.00	0.263
Natural Gas							1.00

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated, either positively or negatively, with large cap U.S. equities and global equities. Movements in natural gas over this particular time period had a weak, negative correlation with movements in unleaded gasoline, diesel-heating oil and crude oil.

Correlation Matrix 12 Months ended June 30, 2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel-Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.00	(0.001)	0.785	0.314	0.138	0.658	0.170
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.00	0.300	(0.158)	(0.027)	(0.102)	0.521
Global Equities (FTSE World Index)			1.00	0.211	0.222	0.463	0.266
Crude Oil				1.00	0.752	0.671	(0.477)
Diesel-Heating Oil					1.00	0.533	(0.371)
Unleaded Gasoline						1.00	(0.047)
Natural Gas							1.00

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

US12NG currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. US12NG has allocated substantially all of its net assets to trading in Natural Gas Interests. US12NG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of US12NG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in US12NG’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from US12NG’s investments in money market funds and Treasuries is paid to US12NG. During the six months ended June 30, 2013, US12NG’s expenses exceeded the income US12NG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2013, US12NG used other assets to pay expenses, which could cause a drop in US12NG’s NAV over time. To the extent expenses exceed income, US12NG’s NAV will be negatively impacted.

US12NG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12NG from promptly liquidating its positions in Natural Gas Futures Contracts. During the six months ended June 30, 2013, US12NG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, US12NG cannot predict whether such an event may occur in the future.

Since the initial offering of US12NG, all payments with respect to US12NG’s expenses were paid by USCF. US12NG does not have an obligation or intention to refund such payments made by USCF. USCF is under no obligation to pay US12NG’s current or future expenses. US12NG is responsible for expenses incurred subsequent to the initial offering of units relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of US12NG’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of units. If USCF and US12NG are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, US12NG will terminate and investors may lose all or part of their investment.

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

As of June 30, 2013, US12NG held cash deposits and investments in Treasuries and money market funds in the amount of $27,203,940 with the custodian and FCM. Some or all of these amounts may be subject to loss should US12NG’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2013, US12NG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12NG. While US12NG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12NG’s financial position.

European Sovereign Debt

US12NG had no direct exposure to European sovereign debt as of June 30, 2013 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of US12NG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of US12NG’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and US12NG have also entered into a licensing agreement with the NYMEX pursuant to which US12NG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. US12NG pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

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

As of June 30, 2013, US12NG’s portfolio consisted of 686 Natural Gas Futures NG Contracts traded on the NYMEX. As of June 30, 2013, US12NG did not hold any Natural Gas Futures Contracts traded on ICE Futures. For a list of US12NG’s current holdings, please see US12NG’s website at www.unitedstates12monthnaturalgasfund.com.

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

During the six months ended June 30, 2013, US12NG did not employ any hedging methods such as those described above since all of US12NG’s investments were made over an exchange. Therefore, during such period, US12NG was not exposed to counterparty risk.

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

Date: August 14, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 14, 2013

