Form 10-Q
period 2013-09-30
United States 12 Month Natural Gas Fund, LP
filed 2013-11-14
CIK 1405513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34535

United States  12 Month Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

UNITED STATES 12 MONTH NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States  12 Month Natural Gas Fund, LP
Condensed Statements of Financial Condition
At September 30, 2013 (Unaudited) and December 31, 2012

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$25,194,682	$39,667,209
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	3,423,727	4,416,055
Unrealized loss on open commodity futures contracts	(1,505,810)	(906,580)
Receivable from General Partner (Note 3)	63,018	68,503
Dividend receivable	335	423
Other assets	1,662	321

Total assets	$27,177,614	$43,245,931

Liabilities and Partners' Capital
Professional fees payable	$102,478	$125,273
General Partner management fees payable (Note 3)	17,079	28,625
Brokerage commissions payable	2,608	4,008
Other liabilities	1,097	2,334

Total liabilities	123,262	160,240

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	27,054,352	43,085,691
Total Partners' Capital	27,054,352	43,085,691

Total liabilities and partners' capital	$27,177,614	$43,245,931

Limited Partners' units outstanding	1,600,000	2,500,000
Net asset value per unit	$16.91	$17.23
Market value per unit	$16.91	$17.24

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2013
		Unrealized
		Gain (Loss)
		on Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG November 2013 contracts, expiring October 2013	59	$(261,140)	(0.97)
NYMEX Natural Gas Futures NG December 2013 contracts, expiring November 2013	59	(281,210)	(1.04)
NYMEX Natural Gas Futures NG January 2014 contracts, expiring December 2013	60	(113,440)	(0.42)
NYMEX Natural Gas Futures NG February 2014 contracts, expiring January 2014	59	(141,350)	(0.52)
NYMEX Natural Gas Futures NG March 2014 contracts, expiring February 2014	59	(75,110)	(0.28)
NYMEX Natural Gas Futures NG April 2014 contracts, expiring March 2014	60	(138,130)	(0.51)
NYMEX Natural Gas Futures NG May 2014 contracts, expiring April 2014	60	(159,650)	(0.59)
NYMEX Natural Gas Futures NG June 2014 contracts, expiring May 2014	59	(167,500)	(0.62)
NYMEX Natural Gas Futures NG July 2014 contracts, expiring June 2014	60	(94,510)	(0.35)
NYMEX Natural Gas Futures NG August 2014 contracts, expiring July 2014	60	(73,450)	(0.27)
NYMEX Natural Gas Futures NG September 2014 contracts, expiring August 2014	59	42,060	0.16
NYMEX Natural Gas Futures NG October 2014 contracts, expiring September 2014	59	(42,380)	(0.16)
Total Open Futures Contracts*	713	$(1,505,810)	(5.57)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.06%, 11/21/2013	$1,800,000	$1,799,847	6.65

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	2,509,115	2,509,115	9.27
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,502,300	1,502,300	5.55
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	6,510,691	6,510,691	24.07
Wells Fargo Advantage Government Money Market Fund - Class I	10,000,468	10,000,468	36.96
Total Money Market Funds		20,522,574	75.85
Total Cash Equivalents		$22,322,421	82.50

* Collateral amounted to $3,423,834 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months endedSeptember 30, 2013 and 2012

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(196,150)	$(1,749,680)	$2,543,710	$(12,562,600)
Change in unrealized gain (loss) on open positions	(158,410)	5,150,880	(599,230)	11,548,500
Dividend income	1,034	1,233	3,410	2,814
Interest income	548	2,191	3,816	4,589
Other income	700	2,100	8,050	9,100

Total income (loss)	(352,278)	3,406,724	1,959,756	(997,597)

Expenses
General Partner management fees (Note 3)	50,299	85,391	197,762	191,381
Professional fees	40,284	30,234	102,478	80,377
Brokerage commissions	1,398	3,486	6,810	11,485
Other expenses	2,850	3,374	9,669	7,858

Total expenses	94,831	122,485	316,719	291,101

Expense waiver (Note 3)	(30,231)	(13,434)	(63,018)	(42,355)

Net expenses	64,600	109,051	253,701	248,746

Net income (loss)	$(416,878)	$3,297,673	$1,706,055	$(1,246,343)
Net income (loss) per limited partnership unit	$(0.30)	$1.30	$(0.32)	$(2.53)
Net income (loss) per weighted average limited partnership unit	$(0.27)	$1.26	$0.87	$(0.63)
Weighted average limited partnership units outstanding	1,545,652	2,612,500	1,958,059	1,968,613

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the nine months ended September 30, 2013

	General Partner	Limited Partners	Total

Balances, at December 31, 2012	$–	$43,085,691	$43,085,691
Addition of 300,000 partnership units	–	5,143,147	5,143,147
Redemption of 1,350,000 partnership units	–	(22,880,541)	(22,880,541)
Net income	–	1,706,055	1,706,055

Balances, at September 30, 2013	$–	$27,054,352	$27,054,352

Net Asset Value Per Unit:
At December 31, 2012	$17.23
At September 30, 2013	$16.91

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$1,706,055	$(1,246,343)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	992,328	3,035,009
Unrealized (gain) loss on futures contracts	599,230	(11,548,500)
Decrease in receivable from General Partner	5,485	70,815
(Increase) decrease in dividend receivable	88	(199)
Increase in interest receivable	–	(27)
Increase in other assets	(1,341)	(604)
Decrease in investment payable	–	(8)
Decrease in professional fees payable	(22,795)	(70,698)
Increase (decrease) in General Partner management fees payable	(11,546)	14,062
Decrease in brokerage commissions payable	(1,400)	(252)
Increase (decrease) in other liabilities	(1,237)	1,191
Net cash provided by (used in) operating activities	3,264,867	(9,745,554)

Cash Flows from Financing Activities:
Addition of partnership units	5,143,147	33,083,248
Redemption of partnership units	(22,880,541)	(1,663,200)
Net cash provided by (used in) financing activities	(17,737,394)	31,420,048

Net Increase (Decrease) in Cash and Cash Equivalents	(14,472,527)	21,674,494

Cash and Cash Equivalents, beginning of period	39,667,209	19,719,092
Cash and Cash Equivalents, end of period	$25,194,682	$41,393,586

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2013 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“US12NG”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. US12NG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). US12NG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of US12NG is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less US12NG’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of US12NG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of US12NG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of US12NG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). US12NG accomplishes its objective through investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded (“over-the-counter”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause US12NG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests.” As of September 30, 2013, US12NG held 713 Natural Gas Futures Contracts for natural gas traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on ICE Futures.

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

From July 1, 2011 through September 30, 2013 (and continuing at least through May 1, 2014), Authorized Purchasers pay US12NG a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of US12NG but rather at market prices quoted on such exchange.

In November 2009, US12NG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, US12NG listed its units on the NYSE Arca under the ticker symbol “UNL”. On that day, US12NG established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000. US12NG also commenced investment operations on November 18, 2009 by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of September 30, 2013, US12NG had registered a total of 30,000,000 units.

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

In accordance with GAAP, US12NG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. US12NG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. US12NG is not subject to income tax return examinations by major taxing authorities for years before 2009. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in US12NG recording a tax liability that reduces net assets. However, US12NG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. US12NG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2013.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at September 30, 2013.

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

Ongoing Registration Fees and Other Offering Expenses

US12NG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2013 and 2012, US12NG did not incur any registration fees or other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, US12NG entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, US12NG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, US12NG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2013 and 2012, US12NG incurred $3,955 and $3,828, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $125,000 for the year ending December 31, 2013.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, US12NG pays all brokerage fees and other expenses in connection with the operation of US12NG, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2013, USCF waived $63,018 of US12NG’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

On October 8, 2013, US12NG entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital”or “RBC”) to serve as US12NG’s futures commission merchant (“FCM”), effective October 10, 2013.  Prior to October 10, 2013, the FCM was UBS Securities LLC (“UBS Securities”). The agreements require RBC Capital and UBS Securities to provide services to US12NG in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for US12NG’s account. In accordance with each agreement, RBC Capital and UBS Securities charge US12NG commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when US12NG issues units as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when US12NG redeems units as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. US12NG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $6,810. Of this amount, approximately $3,433 was a result of rebalancing costs and approximately $3,377 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $11,485. Of this amount, approximately $5,746 was a result of rebalancing costs and approximately $5,739 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily a function of a lower number of futures contracts held and traded during the nine months ended September 30, 2013. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2013 represents approximately 0.03% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2012 represented approximately 0.05% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by US12NG were exchange-traded through September 30, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if US12NG were to enter into non-exchange traded contracts, it would be subject to the credit risks associated with counterparty non-performance. Over-the-counter transactions subject US12NG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. US12NG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, US12NG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of US12NG’s cash in money market funds that seek to maintain a stable per unit NAV. US12NG is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2013 and December 31, 2012, US12NG held investments in money market funds in the amounts of $20,522,574 and $20,522,574, respectively. US12NG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of September 30, 2013 and December 31, 2012, US12NG held cash deposits and investments in Treasuries in the amounts of $8,095,835 and $23,560,690, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should US12NG’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2013 and 2012 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended	For the nine months ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$17.23	$21.21
Total loss	(0.19)	(2.40)
Total expenses	(0.13)	(0.13)
Net decrease in net asset value	(0.32)	(2.53)
Net asset value, end of period	$16.91	$18.68

Total Return	(1.86)%	(11.93)%

Ratios to Average Net Assets
Total income (loss)	5.56%	(2.93)%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.45%	0.39%
Expenses waived*	(0.24)%	(0.16)%
Net expenses excluding management fees*	0.21%	0.23%
Net income (loss)	4.84%	(3.66)%

*	Annualized

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

The following table summarizes the valuation of US12NG’s securities at September 30, 2013 using the fair value hierarchy:

At September 30, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$22,322,421	$22,322,421	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,505,810)	(1,505,810)	—	—

During the nine months ended September 30, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of US12NG’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$23,922,430	$23,922,430	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(906,580)	(906,580)	—	—

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

US12NG has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not
Accounted for	Condensed
as Hedging	Statements of Financial	Fair Value	Fair Value
Instruments	Condition Location	At September 30, 2013	At December 31, 2012
Futures - Commodity Contracts	Assets	$(1,505,810)	$(906,580)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2013		September 30, 2012
			Change in		Change in
		Realized	Unrealized	Realized	Unrealized
Derivatives not	Location of	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
Accounted for	Gain or (Loss) on	on Derivatives	on Derivatives	on Derivatives	on Derivatives
as Hedging	Derivatives Recognized	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	in Income	Income	Income	Income	Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$2,543,710		$(12,562,600)

	Change in unrealized gain (loss) on open positions		$(599,230)		$11,548,500

NOTE 8 — SUBSEQUENT EVENTS

US12NG has performed an evaluation of subsequent events through the date the condensed financial statements were issued. The subsequent events, which did not necessitate disclosures and/or adjustments to the financial statements, were as follows:

On October 8, 2013, USCF entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital to serve as US12NG’s FCM, effective October 10, 2013.  Prior to October 10, 2013, UBS Securities was US12NG’s FCM. This agreement requires RBC Capital to provide services to US12NG, as of October 10, 2013, in connection with the purchase and sale of Natural Gas Interests that may be purchased or sold by or through RBC Capital for US12NG’s account. For the period October 10, 2013 and after, US12NG pays RBC Capital commissions for executing and clearing trades on behalf of US12NG.  Prior to October 10, 2013, and therefore for the entire period of this quarterly report on Form 10-Q for the period ended September 30, 2013, US12NG paid UBS Securities commissions for executing and clearing trades on behalf of US12NG.

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661.  UBS Securities’ principal business address is 677 Washington Blvd., Stamford, CT 06901. From US12NG’s commencement of trading to October 10, 2013, UBS Securities was a futures clearing broker for US12NG.  Effective October 10, 2013, RBC Capital became the futures clearing broker for US12NG.  Both RBC Capital andUBS Securities are registered in the U.S. with the Financial Industry Regulatory Authority as a broker-dealer and with the CFTC as a FCM. RBC Capital and UBS Securities are members of various U.S. futures and securities exchanges.

RBC is a large broker-dealer subject to many different complex legal and regulatory requirements. As a result, certain of RBC’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RBC with respect to issues raised in various investigations. RBC complies fully with its regulators in all investigations being conducted and in all settlements it reaches. In addition, RBC is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations. RBC complies fully with all settlements it reaches and all orders, awards and judgments made against it.

RBC has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation including those described below, arising in connection with its activities as a broker-dealer. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. RBC is also involved, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding RBC’s business, including among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

RBC contests liability and/or the amount of damages, as appropriate, in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, RBC cannot predict the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, RBC believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of RBC.

On March 11, 2013, the New Jersey Bureau of Securities entered a consent order settling an administrative complaint against RBC, which alleged that RBC failed to follow its own procedures with respect to monthly account reviews and failed to maintain copies of the monthly account reviews with respect to certain accounts that James Hankins Jr. maintained at the firm in violation of N.J.S.A. 49:3-58(a)(2)(xi) and 49:3-59(b).  Without admitting or denying the findings of fact and conclusions of law, RBC consented to a civil monetary penalty of $150,000 (of which $100,000 was suspended as a result of the firm’s cooperation) and to pay disgorgement of $300,000.

On May 2, 2012, the Massachusetts Securities Division entered a consent order settling an administrative complaint against RBC, which alleged that RBC recommended unsuitable products to its brokerage and advisory clients and failed to supervise its registered representatives’ sales of inverse and leveraged ETFs in violation of Section 204(a)(2) of the Massachusetts Uniform Securities Act (“MUSA”). Without admitting or denying the allegations of fact, RBC consented to permanently cease and desist from violations of MUSA, pay restitution of $2.9 million to the investors who purchased the inverse and leveraged ETFs and pay a civil monetary penalty of $250,000.

On September 27, 2011, the SEC commenced and settled an administrative proceeding against RBC for willful violations of Sections 17(a)(2) and 17(a)(3) of the 1933 Act for negligently selling the collateralized debt obligations to five Wisconsin school districts despite concerns about the suitability of the product. The firm agreed to pay disgorgement of $6.6 million, prejudgment interest of $1.8 million, and a civil monetary penalty of $22 million.

On February 24, 2009, the SEC commenced and settled an administrative proceeding against RBC for willful violations of Section 15B(c)(1) of the 1934 Act and Municipal Securities Rulemaking Board Rules G-17, G-20 and G-27, related to municipal expenses in connection with ratings agency trips. The firm was censured and paid a civil monetary penalty of $125,000.

On June 9, 2009, the SEC commenced and settled a civil action against RBC for willful violations of Section 15(c) of the 1934 Act, in connection with auction rate securities (ARS). The firm agreed to repurchase ARS owned by certain retail customers and to use best efforts to provide ineligible customers opportunities to liquidate ARS, and other ancillary relief.

Please see RBC’s Form BD for more details.

RBC Capital will only act as a clearing broker for US12NG and as such will be paid commissions for executing and clearing trades on behalf of US12NG.  Prior to October 10, 2013, UBS Securities acted only as clearing broker for US12NG and as such was paid commissions for executing and clearing trades on behalf of US12NG. Neither RBC Capital nor UBS Securities has passed upon the adequacy or accuracy of this quarterly report on Form 10-Q. Neither RBC Capital nor UBS Securities will act in any supervisory capacity with respect to USCF or participate in the management of USCF or US12NG.

Neither RBC Capital nor UBS Securities is affiliated with US12NG or USCF. Therefore, neither USCF nor US12NG believe that there are any conflicts of interest with RBC Capital and UBS Securities or their trading principals arising from their acting as US12NG’s FCM.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If US12NG and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor US12NG’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of US12NG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, US12NG and the Related Public Funds could be ordered to reduce their aggregate net position back to the accountability level. As of September 30, 2013, US12NG held 713 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on ICE Futures. For the nine months ended September 30, 2013, US12NG did not exceed accountability levels imposed by the NYMEX and ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that US12NG will run up against such position limits because US12NG’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the nine months ended September 30, 2013, US12NG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a swap execution facility (“SEF”) must be executed over such a facility.  On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013. On September 27 and 30, 2013, the CFTC’s Division of Market Oversight granted no-action relief to SEFs from compliance with certain regulatory and reporting requirements.  The no-action relief granted on September 27, 2013 included relief, in effect until November 1, 2013, from a requirement that a SEF enforce its own rulebooks and compel its participants to consent to the jurisdiction of the SEF.  Based upon applications filed by several SEFs with the CFTC in the second half of October 2013, it is expected that the CFTC will determine that certain interest rate swaps will be determined to be available to trade on those SEFs in the first quarter of 2014.

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

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”).  These regulations have not yet been fully implemented.

General Regulation Applicable to US12NG

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940 (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5.  The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” For entities that are registered with both the CFTC and the SEC, the CFTC will accept the SEC’s disclosure, reporting and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime.  Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject.  Although US12NG is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC.  This change will decrease the burden to US12NG and USCF of having to comply with inconsistent regulatory requirements.  It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to US12NG and USCF, but any such further rule changes could result in additional operating efficiencies for US12NG and USCF.

With regard to any other rules that CFTC may adopt in the future, the effect of any such regulatory changes on US12NG is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a CPO and a swaps firm with the CFTC, is authorized by the Second Amended and Restated Agreement of Limited Partnership of US12NG (the “LP Agreement”) to manage US12NG. USCF is authorized by US12NG in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

Natural gas futures prices were volatile during the nine months ended September 30, 2013. The average price of the Benchmark Futures Contracts started the period at $3.60. It rose during the course of the period and hit a peak on April 19, 2013 of $4.51. The average low price of the period was on January 9, 2013, when the average price of the Benchmark Futures Contracts was $3.40. The average price of the Benchmark Futures Contracts on September 30, 2013 was $3.796, an increase of approximately 5.44% over the period. US12NG’s per unit NAV began the period at $17.23 and ended the period at $16.91 on September 30, 2013, a decrease of approximately 1.86% over the period. US12NG’s per unit NAV reached its high for the period on April 19, 2013 at $20.78 and reached its low for the period on August 9, 2013 at $16.11. The average Benchmark Futures Contract prices listed above began with the February 2013 to January 2014 contracts and ended with the November 2013 to October 2014 contracts. The increase of approximately 5.44% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that US12NG seeks to track, which are more fully described below in the section titled “Tracking US12NG’s Benchmark.”

During the nine months ended September 30, 2013, the natural gas futures market was primarily in a state of contango, meaning that the price of the near month natural gas Futures Contract was lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 units, US12NG has not registered any subsequent offerings of its units. As of September 30, 2013, US12NG had issued 4,050,000 units, 1,600,000 of which were outstanding. As of September 30, 2013, there were 25,950,000 units registered but not yet issued.

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

As of September 30, 2013, US12NG had the following authorized purchasers: Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Newedge USA LLC, Nomura Securities International Inc., SG Americas Securities LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

As of September 30, 2013, the total unrealized loss on Natural Gas Futures Contracts owned or held on that day was $1,505,810 and US12NG established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $28,618,409. US12NG held 88.04% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 11.96% of the cash balance was held as investments in Treasuries and margin deposits for the Natural Gas Futures Contracts purchased at the FCM. The ending per unit NAV on September 30, 2013 was $16.91.

By comparison, as of September 30, 2012, the total unrealized gain on Natural Gas Futures Contracts owned or held on that day was $2,965,180, and US12NG established cash deposits and investments in Treasuries and money market funds that were equal to $48,489,756. US12NG held 85.37% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 14.63% of the cash balance was held as investments in Treasuries and margin deposits for the Natural Gas Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for September 30, 2013, as compared to September 30, 2012, was the result of US12NG’s decreased size as of September 30, 2013 as measured by total net assets. The ending per unit NAV on September 30, 2012 was $18.68. The decrease in the per unit NAV for September 30, 2013 as compared to September 30, 2012, was primarily a result of the impact of contango during the nine months ended September 30, 2013.

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

During the nine months ended September 30, 2013, the average daily total net assets of US12NG were $35,254,296. The management fee incurred by US12NG during the period amounted to $197,762. By comparison, during the nine months ended September 30, 2012, the average daily total net assets of US12NG were $34,085,302. The management fee paid by US12NG during the period amounted to $191,381.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the nine months ended September 30, 2013 was $118,957, as compared to $99,720 for the nine months ended September 30, 2012. The increase in gross total expenses excluding management fees for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, was primarily due to increased tax reporting, audit, licensing and other fees during the nine months ended September 30, 2013. For the nine months ended September 30, 2013 and 2012, US12NG did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the nine months ended September 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by US12NG. The total amount of the expense waiver was $63,018 for the nine months ended September 30, 2013 and $42,355 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $316,719 and $291,101, respectively, and after allowance for the expense waiver, totaled $253,701 and $248,746, respectively.

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

US12NG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $6,810. Of this amount, approximately $3,433 was a result of rebalancing costs and approximately $3,377 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $11,485. Of this amount, approximately $5,746 was a result of rebalancing costs and approximately $5,739 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily a function of a lower number of futures contracts held and traded during the nine months ended September 30, 2013. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2013 represents approximately 0.03% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2012 represented approximately 0.05% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the nine months ended September 30, 2013.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $125,000 for the year ending December 31, 2013. USCF has voluntarily agreed to pay certain expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2013, USCF waived $63,018 of US12NG’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Natural Gas Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2013, US12NG earned $7,226 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. US12NG purchased Treasuries during the nine months ended September 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2012, US12NG earned $7,403 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. US12NG purchased Treasuries during the nine months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by US12NG, including cash, cash equivalents and Treasuries, were similar during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. As a result, the amount of income earned by US12NG as a percentage of average daily total net assets was similar during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Portfolio Expenses. During the three months ended September 30, 2013, the average daily total net assets of US12NG were $26,607,516. The management fee incurred by US12NG during the period amounted to $50,299. By comparison, during the three months ended September 30, 2012, the average daily total net assets of US12NG were $45,294,144. The management fee paid by US12NG during the period amounted to $85,391.

In addition to the management fee, US12NG pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended September 30, 2013 was $44,532, as compared to $37,094 for the three months ended September 30, 2012. The increase in gross total expenses excluding management fees for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, was primarily due to increased tax reporting, audit, licensing and other fees during the three months ended September 30, 2013. For the three months ended September 30, 2013 and 2012, US12NG did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the three months ended September 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by US12NG. The total amount of the expense waiver was $30,231 for the three months ended September 30, 2013 and $13,434 for the three months ended September 30, 2012. For the three months ended September 30, 2013 and 2012, the expenses of US12NG, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $94,831 and $122,485, respectively, and after allowance for the expense waiver, totaled $64,600 and $109,051, respectively.

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

US12NG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended September 30, 2013, total commissions accrued to brokers amounted to $1,398. Of this amount, approximately $1,168 was a result of rebalancing costs and approximately $230 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended September 30, 2012, total commissions accrued to brokers amounted to $3,486. Of this amount, approximately $2,382 was a result of rebalancing costs and approximately $1,104 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was primarily a function of a lower number of futures contracts held and traded during the three months ended September 30, 2013. As an annualized percentage of average daily total net assets, the figure for the three months ended September 30, 2013 represents approximately 0.02% of average daily total net assets. By comparison, the figure for the three months ended September 30, 2012 represented approximately 0.03% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

US12NG did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the three months ended September 30, 2013.

The fees and expenses associated with US12NG’s audit expenses and tax accounting and reporting requirements are paid by US12NG. These costs are estimated to be $125,000 for the year ending December 31, 2013. USCF has voluntarily agreed to pay certain expenses normally borne by US12NG to the extent that such expenses exceed 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the three months ended September 30, 2013, USCF waived $30,231 of US12NG’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. US12NG seeks to invest its assets such that it holds Natural Gas Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require US12NG to pay the full amount of the contract value at the time of purchase, but rather require US12NG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, US12NG retains an amount that is approximately equal to its total net assets, which US12NG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with US12NG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2013, US12NG earned $1,582 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.02%. US12NG purchased Treasuries during the three months ended September 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2012, US12NG earned $3,424 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on US12NG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. US12NG purchased Treasuries during the three months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by US12NG, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. As a result, the amount of income earned by US12NG as a percentage of average daily total net assets was lower during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

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

For the 30 valuation days ended September 30, 2013, the simple average daily change in the average of the Benchmark Futures Contracts was 0.06%, while the simple average daily change in the per unit NAV of US12NG over the same time period was 0.06%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per unit NAV was (0.16)%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of US12NG’s per unit NAV versus the daily movement of the Benchmark Futures Contracts for the 30-valuation day period ended September 30, 2013, the last trading day in September. The second chart below shows the monthly total returns of US12NG as compared to the monthly value of the Benchmark Futures Contracts for the three years ended September 30, 2013.

Since the commencement of the offering of US12NG units to the public on November 18, 2009 to September 30, 2013, the simple average daily change in the average price of its Benchmark Futures Contracts was (0.09)%, while the simple average daily change in the per unit NAV of US12NG over the same time period was (0.10)%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per unit NAV was (0.89)%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2013, the actual total return of US12NG as measured by changes in its per unit NAV was (1.86)%. This is based on an initial per unit NAV of $17.23 as of December 31, 2012 and an ending per unit NAV as of September 30, 2013 of $16.91. During this time period, US12NG made no distributions to its unitholders. However, if US12NG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, US12NG would have had an estimated per unit NAV of $17.02 as of September 30, 2013, for a total return over the relevant time period of (1.21)%. The difference between the actual per unit NAV total return of US12NG of (1.86)% and the expected total return based on the Benchmark Futures Contracts of (1.21)% was an error over the time period of (0.65)%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12NG pays, offset in part by the income that US12NG collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2013, US12NG earned dividend and interest income of $7,226, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the nine months ended September 30, 2013, US12NG also collected $8,050 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12NG’s actual total return. However, if the total assets of US12NG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the nine months ended September 30, 2013, US12NG incurred net expenses of $253,701. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(238,425), which is equivalent to an annualized weighted average net income rate of approximately (0.90)% for the nine months ended September 30, 2013.

By comparison, for the nine months ended September 30, 2012, the actual total return of US12NG as measured by changes in its per unit NAV was (11.93)%. This was based on an initial per unit NAV of $21.21 as of December 31, 2011 and an ending per unit NAV as of September 30, 2012 of $18.68. During this time period, US12NG made no distributions to its unitholders. However, if US12NG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, US12NG would have had an estimated per unit NAV of $18.82 as of September 30, 2012, for a total return over the relevant time period of (11.27)%. The difference between the actual per unit NAV total return of US12NG of (11.93)% and the expected total return based on the Benchmark Futures Contracts of (11.27)% was an error over the time period of (0.66)%, which is to say that US12NG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that US12NG paid, offset in part by the income that US12NG collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2012, US12NG earned dividend and interest income of $7,403, which was equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the nine months ended September 30, 2012, US12NG also collected $9,100 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to US12NG’s actual total return. During the nine months ended September 30, 2012, US12NG incurred net expenses of $248,746. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(232,243), which was equivalent to an annualized weighted average net income rate of approximately (0.91)% for the nine months ended September 30, 2012.

There are currently three factors that have impacted or are most likely to impact US12NG’s ability to accurately track its Benchmark Futures Contracts.

First, US12NG may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which US12NG executes the trade. In that case, US12NG may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per unit NAV of US12NG to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the nine months ended September 30, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for US12NG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact US12NG’s attempt to track the Benchmark Futures Contracts over time.

Second, US12NG earns dividend and interest income on its cash, cash equivalents and Treasuries. US12NG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2013. Interest payments, and any other income, were retained within the portfolio and added to US12NG’s NAV. When this income exceeds the level of US12NG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), US12NG will realize a net yield that will tend to cause daily changes in the per unit NAV of US12NG to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. During the nine months ended September 30, 2013, US12NG earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees, approximately 0.03% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.19% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.90)% and affected US12NG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by US12NG will continue to be higher than interest earned by US12NG. As such, USCF anticipates that US12NG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by US12NG.

Third, US12NG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the per unit NAV of US12NG that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts. During the nine months ended September 30, 2013, US12NG did not hold Other Natural Gas-Related Investments. If US12NG increases in size, and due to its obligations to comply with regulatory limits, US12NG may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10 year period between September 30, 2003 and September 30, 2013. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12-month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12-month contracts whose delivery falls during the winter season.

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

Natural Gas Market. During the nine months ended September 30, 2013, natural gas prices in the United States were volatile and finished the period higher than the beginning of the year. Prices were impacted by several factors. Colder weather in some parts of the country during the winter months increased demand for natural gas, while a historic storage surplus that had weighed on prices in recent years fell below the five-year average and 2012 levels in the springtime before climbing back above the five-year average by late summer. As of September 30, 2013, the amount of natural gas in storage had reached 3,487 billion cubic feet, which was approximately 2% above the five-year average and 4.2% below 2012 levels.

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

For the ten-year time period between September 30, 2003 and September 30, 2013, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of unleaded gasoline, diesel-heating oil, crude oil, large cap U.S. equities, U.S. government bonds or global equities.

		U.S. Gov’t.
	Large	Bonds	Global
	Cap U.S.	(EFFAS U.S.	Equities
Correlation Matrix	Equities	Gov’t. Bond	(FTSE World	Crude	Diesel-Heating	Unleaded	Natural
September 30, 2003-2013	(S&P 500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.285)	0.961	0.419	0.382	0.196	0.099
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.258)	(0.321)	(0.265)	(0.248)	(0.019)
Global Equities (FTSE World Index)			1.000	0.485	0.450	0.212	0.148
Crude Oil				1.000	0.869	0.639	0.322
Diesel-Heating Oil					1.000	0.665	0.390
Unleaded Gasoline						1.000	0.221
Natural Gas							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over this particular time period, the movement of natural gas on a monthly basis remained neither strongly correlated nor inversely correlated with large cap U.S. equities, global equities, unleaded gasoline, diesel-heating oil and crude oil.

		U.S. Gov’t.
	Large	Bonds	Global
	Cap U.S.	(EFFAS U.S.	Equities
Correlation Matrix	Equities	Gov’t. Bond	(FTSE World	Crude	Diesel-Heating	Unleaded	Natural
12 Months ended September 30, 2013	(S&P 500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	0.177	0.852	0.270	0.047	(0.009)	0.065
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.456	(0.346)	(0.441)	(0.438)	0.398
Global Equities (FTSE World Index)			1.000	0.111	0.012	(0.272)	0.138
Crude Oil				1.000	0.786	0.480	(0.403)
Diesel-Heating Oil					1.000	0.556	(0.267)
Unleaded Gasoline						1.000	0.064
Natural Gas							1.000

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

US12NG currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. US12NG has allocated substantially all of its net assets to trading in Natural Gas Interests. US12NG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of US12NG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in US12NG’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from US12NG’s investments in money market funds and Treasuries is paid to US12NG. During the nine months ended September 30, 2013, US12NG’s expenses exceeded the income US12NG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2013, US12NG used other assets to pay expenses, which could cause a decrease in US12NG’s NAV over time. To the extent expenses exceed income, US12NG’s NAV will be negatively impacted.

US12NG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent US12NG from promptly liquidating its positions in Natural Gas Futures Contracts. During the nine months ended September 30, 2013, US12NG did not purchase or liquidate any of its positions while daily limits were in effect; however, US12NG cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of US12NG by following various trading limitations and policies. In particular, US12NG generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Natural Gas Futures Contracts and Other Natural Gas-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of US12NG to limit its credit exposure. An FCM, when acting on behalf of US12NG in accepting orders to purchase or sell Natural Gas Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to US12NG, all assets of US12NG relating to domestic Natural Gas Futures Contracts trading. These FCMs are not allowed to commingle US12NG’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account US12NG’s assets related to foreign Natural Gas Futures Contracts trading.

If, in the future, US12NG purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2013, US12NG held cash deposits and investments in Treasuries and money market funds in the amount of $28,618,409 with the custodian and FCM. Some or all of these amounts may be subject to loss should US12NG’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of September 30, 2013, US12NG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of US12NG. While US12NG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on US12NG’s financial position.

European Sovereign Debt

US12NG had no direct exposure to European sovereign debt as of September 30, 2013 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2013, US12NG’s portfolio consisted of 713 Natural Gas Futures NG Contracts traded on the NYMEX. As of September 30, 2013, US12NG did not hold any Natural Gas Futures Contracts traded on ICE Futures. For a list of US12NG’s current holdings, please see US12NG’s website at www.unitedstates12monthnaturalgasfund.com.

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

During the nine months ended September 30, 2013, US12NG did not employ any hedging methods such as those described above since all of US12NG’s investments were made over an exchange. Therefore, during such period, US12NG was not exposed to counterparty risk.

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

Date: November 14, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 14, 2013

