Form 10-Q
period 2014-03-31
United States 12 Month Natural Gas Fund, LP
filed 2014-05-15
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2014 (Unaudited) and December 31, 2013

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 5)	$18,724,778	$25,514,584
Equity in trading accounts:
Cash and cash equivalents	308,837	949,087
Unrealized gain on open commodity futures contracts	1,598,860	1,090,050
Receivable from General Partner (Note 3)	38,045	100,580
Dividend receivable	288	672
Other assets	2,954	675

Total assets	$20,673,762	$27,655,648

Liabilities and Partners' Capital
Professional fees payable	$46,980	$150,502
General Partner management fees payable (Note 3)	13,424	18,345
Brokerage commissions payable	2,608	2,608
Other liabilities	1,016	1,210

Total liabilities	64,028	172,665

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	20,609,734	27,482,983
Total Partners' Capital	20,609,734	27,482,983

Total liabilities and partners' capital	$20,673,762	$27,655,648

Limited Partners' shares outstanding	1,050,000	1,500,000
Net asset value per share	$19.63	$18.32
Market value per share	$19.59	$18.35

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2014

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG May 2014 contracts, expiring April 2014	39	$135,810	0.66
NYMEX Natural Gas Futures NG June 2014 contracts, expiring May 2014	38	130,390	0.63
NYMEX Natural Gas Futures NG July 2014 contracts, expiring June 2014	38	175,020	0.85
NYMEX Natural Gas Futures NG August 2014 contracts, expiring July 2014	39	186,770	0.91
NYMEX Natural Gas Futures NG September 2014 contracts, expiring August 2014	38	241,310	1.17
NYMEX Natural Gas Futures NG October 2014 contracts, expiring September 2014	39	189,410	0.92
NYMEX Natural Gas Futures NG November 2014 contracts, expiring October 2014	39	147,800	0.72
NYMEX Natural Gas Futures NG December 2014 contracts, expiring November 2014	39	242,600	1.18
NYMEX Natural Gas Futures NG January 2015 contracts, expiring December 2014	38	88,840	0.43
NYMEX Natural Gas Futures NG February 2015 contracts, expiring January 2015	38	118,410	0.57
NYMEX Natural Gas Futures NG March 2015 contracts, expiring February 2015	39	(49,250)	(0.24)
NYMEX Natural Gas Futures NG April 2015 contracts, expiring March 2015	39	(8,250)	(0.04)
Total Open Futures Contracts*	463	$1,598,860	7.76

	Principal Amount	Market Value

United States - Money Market Funds
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	$6,510,691	$6,510,691	31.59
Wells Fargo Advantage Government Money Market Fund - Class I	6,000,468	6,000,468	29.12
Total Money Market Funds		12,511,159	60.71
Total Cash Equivalents		$12,511,159	60.71

* Collateral amounted to $308,837 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2014 and 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013
Income
Gain on trading of commodity futures contracts:
Realized gain on closed positions	$1,641,740	$245,850
Change in unrealized gain on open positions	508,810	4,930,270
Dividend income	550	1,176
Interest income	713	2,005
Other income	3,150	3,500

Total income	2,154,963	5,182,801

Expenses
General Partner management fees (Note 3)	44,676	83,273
Professional fees	46,980	31,072
Brokerage commissions	2,070	3,288
Other expenses	2,674	3,488

Total expenses	96,400	121,121

Expense waiver (Note 3)	(38,045)	(14,464)

Net expenses	58,355	106,657

Net income	$2,096,608	$5,076,144
Net income per limited partnership share	$1.31	$2.05
Net income per weighted average limited partnership share	$1.69	$1.98
Weighted average limited partnership shares outstanding	1,238,333	2,560,556

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2014

	General Partner	Limited Partners	Total

Balances, at December 31, 2013	$–	$27,482,983	$27,482,983
Redemption of 450,000 partnership shares	–	(8,969,857)	(8,969,857)
Net income	–	2,096,608	2,096,608

Balances, at March 31, 2014	$–	$20,609,734	$20,609,734

Net Asset Value Per Share:
At December 31, 2013	$18.32
At March 31, 2014	$19.63

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2014 and 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash Flows from Operating Activities:
Net income	$2,096,608	$5,076,144
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	640,250	(243,632)
Unrealized gain on futures contracts	(508,810)	(4,930,270)
Decrease in receivable from General Partner	62,535	54,039
Decrease in dividend receivable	384	50
Increase in other assets	(2,279)	(3,304)
Decrease in professional fees payable	(103,522)	(94,201)
Increase (decrease) in General Partner management fees payable	(4,921)	308
Decrease in brokerage commissions payable	-	(400)
Decrease in other liabilities	(194)	(165)

Net cash provided by (used in) operating activities	2,180,051	(141,431)

Cash Flows from Financing Activities:
Addition of partnership shares	-	3,480,456
Redemption of partnership shares	(8,969,857)	(7,296,056)
Net cash used in financing activities	(8,969,857)	(3,815,600)

Net Decrease in Cash and Cash Equivalents	(6,789,806)	(3,957,031)

Cash and Cash Equivalents, beginning of period	25,514,584	39,667,209
Cash and Cash Equivalents, end of period	$18,724,778	$35,710,178

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2014 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“UNL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. UNL is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). UNL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UNL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less UNL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of UNL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded (“over-the-counter”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests.”  As of March 31, 2014, UNL held 463 Natural Gas Futures Contracts for natural gas traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on ICE Futures.

UNL commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of UNL. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.”

UNL issues shares to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the NAV of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

Authorized Purchasers pay UNL a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”). Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UNL but rather at market prices quoted on such exchange.

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009 by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2014, UNL had registered a total of 30,000,000 shares.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. UNL is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2014.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UNL receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in UNL’s condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for shares redeemed.

Authorized Purchasers pay UNL a fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2014.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2014 and 2013, UNL did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2014 are estimated to be a total of $560,625 for UNL and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2014 and 2013, UNL incurred $894 and $1,665, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $100,000 for the year ending December 31, 2014.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by UNL to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2014, USCF waived $38,045 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

NOTE 4 — CONTRACTS AND AGREEMENTS

UNL is party to a marketing agent agreement, dated as of October 30, 2009, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UNL as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on UNL’s assets up to $3 billion and 0.04% on UNL’s assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution related services exceed 10% of the gross proceeds of UNL’s offering.

The above fee does not include website construction and development, which are borne by USCF.

UNL is also party to a custodian agreement, dated November 3, 2009, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and USCF, whereby BBH&Co. holds investments on behalf of UNL. USCF pays the fees of the custodian, which are determined by the parties from time to time. In addition, UNL is party to an administrative agency agreement, dated November 3, 2009, as amended from time to time, with USCF and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for UNL. USCF also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

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

On October 8, 2013, UNL entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UNL’s futures commission merchant (“FCM”), effective October 10, 2013. Prior to October 10, 2013, the FCM was UBS Securities LLC (“UBS Securities”). The agreements require RBC Capital and UBS Securities to provide services to UNL in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for UNL’s account. In accordance with each agreement, RBC Capital and UBS Securities charge UNL commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNL also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three months ended March 31, 2014, total commissions accrued to brokers amounted to $2,070. Of this amount, approximately $1,072, or 51.79%, was a result of rebalancing costs and approximately $998, or 48.21%, was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2013, total commissions accrued to brokers amounted to $3,288. Of this amount, approximately $1,587, or 48.27%, was a result of rebalancing costs and approximately $1,701, or 51.73%, was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily a function of a lower number of futures contracts held and traded during the three months ended March 31, 2014. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2014 represents approximately 0.03% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2013 represented approximately 0.03% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

UNL may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are over-the-counter agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange over-the-counter swap transaction agree to extinguish their over-the-counter contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure UNL has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the futures contracts held by UNL were exchange-traded through March 31, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risks associated with counterparty non-performance. Over-the-counter transactions subject UNL to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2014 and December 31, 2013, UNL held investments in money market funds in the amounts of $12,511,159 and $19,522,574, respectively. UNL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2014 and December 31, 2013, UNL held cash deposits and investments in Treasuries in the amounts of $6,522,456 and $6,941,097, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should UNL’s custodian and/or futures commission merchant cease operations.

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

The financial instruments held by UNL are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2014 and 2013 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2014 (Unaudited)	For the three months ended March 31, 2013 (Unaudited)
Per Share Operating Performance:

Net asset value, beginning of period	$18.32	$17.23
Total income	1.36	2.09
Net expenses	(0.05)	(0.04)
Net increase in net asset value	1.31	2.05
Net asset value, end of period	$19.63	$19.28

Total Return	7.15%	11.90%

Ratios to Average Net Assets
Total income	8.92%	11.51%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.87%	0.34%
Expenses waived*	(0.64)%	(0.13)%
Net expenses excluding management fees*	0.23%	0.21%
Net income	8.68%	11.27%

*	Annualized

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UNL.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of UNL’s securities at March 31, 2014 using the fair value hierarchy:

At March 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$12,511,159	$12,511,159	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,598,860	1,598,860	—	—

During the three months ended March 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNL’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$22,522,078	$22,522,078	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,090,050	1,090,050	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

UNL has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$1,598,860	$1,090,050

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2014		For the three months ended March 31, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain on closed positions	$1,641,740		$245,850

	Change in unrealized gain on open positions		$508,810		$4,930,270

NOTE 8 — SUBSEQUENT EVENTS

UNL has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States 12 Month Natural Gas Fund, LP (“UNL”) included elsewhere in this quarterly report on Form 10-Q.

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

UNL has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and UNL assumes no obligation to update any such forward-looking statements. Although UNL undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that UNL may make directly to them or through reports that UNL in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

UNL, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UNL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less UNL’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of UNL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. The general partner of UNL, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below).

UNL accomplishes its objective through investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded (“over-the-counter”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net position back to the accountability level. As of March 31, 2014, UNL held 463 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on ICE Futures. For the three months ended March 31, 2014, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the three months ended March 31, 2014, UNL did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UNL may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect UNL, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of UNL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNL. See “Commodity Interest Markets – Regulation” in this quarterly report on Form 10-Q for additional information.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of UNL to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Act imposes regulatory requirements on certain “swap” transactions that UNL is authorized to engage in that may ultimately impact the ability of UNL to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations or “derivative clearing organizations” (“DCOs”), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if UNL enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UNL to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator.

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a SEF must be executed over such a facility. On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013. Based upon applications filed by several SEFs with the CFTC, the CFTC has determined that certain interest rate swaps and credit default swaps are available to trade on SEFs and beginning on February 15, 2014, certain interest rate swaps and credit default index swaps must be executed on a SEF.

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

On November 14, 2013, the CFTC published final regulations that require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for futures commission merchants (“FCMs”). The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

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

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on UNL.

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2014. The average price of the Benchmark Futures Contracts started the period at $4.188. It rose during the course of the period and hit a peak on February 21, 2014 of $4.836. The average low price of the period was on January 9, 2014, when the average price of the Benchmark Futures Contracts was $3.983. The average price of the Benchmark Futures Contracts on March 31, 2014 was $4.457, an increase of approximately 6.42% over the period. UNL’s per share NAV began the period at $18.32 and ended the period at $19.63 on March 31, 2014, an increase of approximately 7.15% over the period. UNL’s per share NAV reached its high for the period on February 21, 2014 at $21.20 and reached its low for the period on January 9, 2014 at $17.42. The average Benchmark Futures Contract prices listed above began with the February 2014 contract to January 2015 contracts and ended with the May 2014 to April 2015 contracts. The increase of approximately 6.42% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the three months ended March 31, 2014, the natural gas futures market was primarily in a state of backwardation, meaning that the price of the near month natural gas Futures Contract was higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

Valuation of Natural Gas Futures Contracts and the Computation of the Per Share NAV

The per share NAV of UNL’s shares is calculated once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. UNL’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other UNL investments, including cleared swaps, or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Natural Gas Market

Results of Operations. On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL.” On that day, UNL established its initial offering price at $50.00 per share and issued 200,000 shares to the initial authorized purchaser in exchange for $10,000,000 in cash.

Since its initial offering of 30,000,000 shares, UNL has not registered any subsequent offerings of its shares. As of March 31, 2014, UNL had issued 4,100,000 shares, 1,050,000 of which were outstanding. As of March 31, 2014, there were 25,900,000 shares registered but not yet issued.

More shares may have been issued by UNL than are outstanding due to the redemption of shares. Unlike funds that are registered under the Investment Company Act of 1940, as amended, shares that have been redeemed by UNL cannot be resold by UNL. As a result, UNL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2014, UNL had the following authorized purchasers: Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Newedge USA LLC, Nomura Securities International Inc., SG Americas Securities LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

As of March 31, 2014, the total unrealized gain on Natural Gas Futures Contracts owned or held on that day was $1,598,860 and UNL established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $19,033,615. UNL held 98.38% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 1.62% of the cash balance was held as investments in Treasuries and margin deposits for the Natural Gas Futures Contracts purchased at the FCM. The ending per share NAV on March 31, 2014 was $19.63.

By comparison, as of March 31, 2013, the total unrealized gain on Natural Gas Futures Contracts owned or held on that day was $4,023,690, and UNL established cash deposits and investments in Treasuries and money market funds that were equal to $40,369,865. UNL held 88.46% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 11.54% of the cash balance was held as investments in Treasuries and margin deposits for the Natural Gas Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for March 31, 2014, as compared to March 31, 2013, was the result of UNL’s decreased size as of March 31, 2014 as measured by total net assets. The ending per share NAV on March 31, 2013 was $19.28. The increase in the per share NAV for March 31, 2014 as compared to March 31, 2013, was due to the increase in the value of the Natural Gas Futures Contracts held by UNL.

Portfolio Expenses. UNL’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that UNL pays to USCF is calculated as a percentage of the total net assets of UNL. UNL pays USCF a management fee of 0.75% of its average daily total net assets. The fee is accrued daily and paid monthly.

During the three months ended March 31, 2014, the average daily total net assets of UNL were $24,158,244. The management fee incurred by UNL during the period amounted to $44,676. By comparison, during the three months ended March 31, 2013, the average daily total net assets of UNL were $45,029,152. The management fee paid by UNL during the period amounted to $83,273.

In addition to the management fee, UNL pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its shares subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended March 31, 2014 was $51,724, as compared to $37,848 for the three months ended March 31, 2013. The increase in gross total expenses excluding management fees for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, was primarily due to increased tax reporting, audit, licensing and other fees during the three months ended March 31, 2014 relative to the prior period. For the three months ended March 31, 2014 and 2013, UNL did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional shares. During the three months ended March 31, 2014 and 2013, an expense waiver was in effect which offset certain of the expenses incurred by UNL. The total amount of the expense waiver was $38,045 for the three months ended March 31, 2014 and $14,464 for the three months ended March 31, 2013. For the three months ended March 31, 2014 and 2013, the expenses of UNL, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $96,400 and $121,121, respectively, and after allowance for the expense waiver, totaled $58,355 and $106,657, respectively.

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance of UNL and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Diesel-Heating Oil Fund, LP, the United States Short Oil Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2014 are estimated to be a total of $560,625 for UNL and the Related Public Funds. By comparison, for the year ended December 31, 2013, these fees and expenses amounted to a total of $555,465 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2013 was $7,620.

UNL also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended March 31, 2014, total commissions accrued to brokers amounted to $2,070. Of this amount, approximately $1,072, or 51.79%, was a result of rebalancing costs and approximately $998, or 48.21%, was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2013, total commissions accrued to brokers amounted to $3,288. Of this amount, approximately $1,587, or 48.27%, was a result of rebalancing costs and approximately $1,701, or 51.73%, was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily a function of a lower number of futures contracts held and traded during the three months ended March 31, 2014. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2014 represents approximately 0.03% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2013 represented approximately 0.03% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

UNL did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the three months ended March 31, 2014.

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $100,000 for the year ending December 31, 2014. USCF has voluntarily agreed to pay certain expenses normally borne by UNL to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2014, USCF waived $38,045 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. UNL seeks to invest its assets such that it holds Natural Gas Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UNL to pay the full amount of the contract value at the time of purchase, but rather require UNL to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UNL retains an amount that is approximately equal to its total net assets, which UNL invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with UNL’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2014, UNL earned $1,263 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UNL’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.02%. UNL purchased Treasuries during the three months ended March 31, 2014 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2013, UNL earned $3,181 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UNL’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. UNL purchased Treasuries during the three months ended March 31, 2013 and also held cash and/or cash equivalents during this time period. Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were similar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was similar during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Tracking UNL’s Benchmark

USCF seeks to manage UNL’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average of the prices of the Benchmark Futures Contracts, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in UNL’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the prices of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UNL’s portfolio management goals do not include trying to make the nominal price of UNL’s per share NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Natural Gas Futures Contracts and Other Natural Gas-Related Investments.

For the 30 valuation days ended March 31, 2014, the simple average daily change in the average of the Benchmark Futures Contracts was (0.083)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.088)%. The average daily difference was (0.004)% (or (0.04) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (0.582)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL shares to the public on November 18, 2009 to March 31, 2014, the simple average daily change in the average price of its Benchmark Futures Contracts was (0.065)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.069)%. The average daily difference was 0.004% (or 0.04 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (0.824)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended March 31, 2014; the second graph measures monthly changes from March 31, 2011 through March 31, 2014.

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

For the three months ended March 31, 2014, the actual total return of UNL as measured by changes in its per share NAV was 7.15%. This is based on an initial per share NAV of $18.32 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $19.63. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $19.67 as of March 31, 2014, for a total return over the relevant time period of 7.37%. The difference between the actual per share NAV total return of UNL of 7.15% and the expected total return based on the Benchmark Futures Contracts of 7.37% was an error over the time period of (0.22)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UNL pays, offset in part by the income that UNL collects on its cash and cash equivalent holdings. During the three months ended March 31, 2014, UNL earned dividend and interest income of $1,263, which is equivalent to a weighted average income rate of approximately 0.02% for such period. In addition, during the three months ended March 31, 2014, UNL also collected $3,150 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to UNL’s actual total return. However, if the total assets of UNL continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the three months ended March 31, 2014, UNL incurred net expenses of $58,355. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(53,942), which is equivalent to an annualized weighted average net income rate of approximately (0.91)% for the three months ended March 31, 2014.

By comparison, for the three months ended March 31, 2013, the actual total return of UNL as measured by changes in its per share NAV was 11.90%. This was based on an initial per share NAV of $17.23 as of December 31, 2012 and an ending per share NAV as of March 31, 2013 of $19.28. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $19.32 as of March 31, 2013, for a total return over the relevant time period of 12.13%. The difference between the actual per share NAV total return of UNL of 11.90% and the expected total return based on the Benchmark Futures Contracts of 12.13% was an error over the time period of (0.23)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UNL paid, offset in part by the income that UNL collected on its cash and cash equivalent holdings. During the three months ended March 31, 2013, UNL earned dividend and interest income of $3,181, which was equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the three months ended March 31, 2013, UNL also collected $3,500 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to UNL’s actual total return. During the three months ended March 31, 2013, UNL incurred net expenses of $106,657. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(99,976), which was equivalent to an annualized weighted average net income rate of approximately (0.90)% for the three months ended March 31, 2013.

There are currently three factors that have impacted or are most likely to impact UNL’s ability to accurately track its Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the three months ended March 31, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts over time.

Second, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2014. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. During the three months ended March 31, 2014, UNL earned, on an annualized basis, approximately 0.02% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of (0.75)% for management fees, approximately (0.03)% in brokerage commission costs related to the purchase and sale of futures contracts and approximately (0.20)% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.96)% and affected UNL’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UNL will continue to be higher than interest earned by UNL. As such, USCF anticipates that UNL will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts. During the three months ended March 31, 2014, UNL did not hold Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

As an example, assume that the price of natural gas for immediate delivery (the “spot” price), was $7 per 10,000 million British thermal shares (“MMBtu”), and the value of a position in the near month futures contract was also $7. Over time, the price of 10,000 MMBtu of natural gas will fluctuate based on a number of market factors, including demand for natural gas relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their position in a near month contract and not take delivery of the natural gas, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

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

Near Month Price (NG1) vs Average Price of the Near 12 Months (12 M Strip)
(10 years ending 3/31/14)*
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
3/31/2004
3/31/2005
3/31/2006
3/31/2007
3/31/2008
3/31/2009
3/31/2010
3/31/2011
3/31/2012
3/31/2013
3/31/2014
NG1
12M Strip Price

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10 year period between March 31, 2004 and March 31, 2014. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12-month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12-month contracts whose delivery falls during the winter season.

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

Periods of contango or backwardation do not materially impact UNL’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the average of the prices of the Benchmark Futures Contracts since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both UNL’s shares and the Benchmark Futures Contracts. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods and, because of the seasonal nature of natural gas demand, both may occur within a single year’s time.

Natural Gas Market. During the three months ended March 31, 2014, natural gas prices in the United States were volatile and finished the period higher than the beginning of the year. Prices were impacted by several factors. Extreme cold weather in some parts of the country during the winter months increased demand for natural gas, leading to a decline in the amount of natural gas in storage to the lowest level in eleven years. As of March 31, 2014, the amount of natural gas in storage had reached 826 billion cubic feet, which was approximately 71% below the five-year average and 52% below 2013 levels.

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

For the ten year time period between March 31, 2004 and March 31, 2014, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of unleaded gasoline, diesel-heating oil, crude oil, large cap U.S. equities, U.S. government bonds or global equities.

Correlation Matrix March 31, 2004-2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel-Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.289)	0.961	0.409	0.356	0.278	0.081
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.267)	(0.323)	(0.250)	(0.288)	(0.022)
Global Equities (FTSE World Index)			1.000	0.481	0.429	0.322	0.126
Crude Oil				1.000	0.857	0.736	0.315
Diesel-Heating Oil					1.000	0.763	0.401
Unleaded Gasoline						1.000	0.254
Natural Gas							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over this particular time period, the movement of natural gas on a monthly basis remained neither strongly correlated, nor inversely correlated with large-cap U.S. equities, global equities, unleaded gasoline, diesel-heating oil and crude oil. The time period did display a stronger correlation with U.S. government bonds.

Correlation Matrix 12 Months ended March 31, 2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel-Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.006)	0.921	(0.016)	(0.415)	0.335	(0.305)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.236	(0.396)	0.021	(0.450)	0.559
Global Equities (FTSE World Index)			1.000	(0.050)	(0.471)	0.142	(0.202)
Crude Oil				1.000	0.321	0.676	(0.308)
Diesel-Heating Oil					1.000	0.170	0.470
Unleaded Gasoline						1.000	(0.333)
Natural Gas							1.000

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

The correlations between natural gas, crude oil, diesel-heating oil and gasoline are relevant because USCF endeavors to invest UNL’s assets in Natural Gas Futures Contracts and Other Natural Gas-Related Investments so that daily changes in percentage terms in UNL’s per share NAV correlate as closely as possible with daily changes in percentage terms in the average of the prices of the Benchmark Futures Contracts. If certain other fuel-based commodity Natural Gas Futures Contracts do not closely correlate with the Benchmark Futures Contracts, then their use could lead to greater tracking error. As noted above, USCF also believes that the changes in percentage terms in the average of the prices of the Benchmark Futures Contracts will closely correlate with changes in percentage terms in the spot price of natural gas.

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

USCF has evaluated the nature and types of estimates that it makes in preparing UNL’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by UNL for its Natural Gas Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UNL estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the three months ended March 31, 2014, UNL’s expenses exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2014, UNL used other assets to pay expenses, which could cause a decrease in UNL’s NAV over time. To the extent expenses exceed income, UNL’s NAV will be negatively impacted.

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Natural Gas Futures Contracts. During the three months ended March 31, 2014, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

Since the initial offering of UNL, all payments with respect to UNL’s expenses were paid by USCF. UNL does not have an obligation or intention to refund such payments made by USCF. USCF is under no obligation to pay UNL’s current or future expenses. UNL is responsible for expenses incurred subsequent to the initial offering of shares relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of UNL’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of shares. If USCF and UNL are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, UNL will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Natural Gas Futures Contracts and Other Natural Gas-Related Investments, such as forwards, involves UNL entering into contractual commitments to purchase or sell natural gas at a specified date in the future. The aggregate market value of the contracts will significantly exceed UNL’s future cash requirements since UNL intends to close out its open positions prior to settlement. As a result, UNL is generally only subject to the risk of loss arising from the change in value of the contracts. UNL considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with UNL’s commitments to purchase natural gas is limited to the aggregate market value of the contracts held. However, should UNL enter into a contractual commitment to sell natural gas, it would be required to make delivery of the natural gas at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of natural gas, the market risk to UNL could be unlimited.

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

Credit Risk

When UNL enters into Natural Gas Futures Contracts and Other Natural Gas-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Natural Gas Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to UNL in such circumstances.

USCF attempts to manage the credit risk of UNL by following various trading limitations and policies. In particular, UNL generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Natural Gas Futures Contracts and Other Natural Gas-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UNL to limit its credit exposure. An FCM, when acting on behalf of UNL in accepting orders to purchase or sell Natural Gas Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UNL, all assets of UNL relating to domestic Natural Gas Futures Contracts trading. These FCMs are not allowed to commingle UNL’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account UNL’s assets related to foreign Natural Gas Futures Contracts trading.

If, in the future, UNL purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2014, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $19,033,615 with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2014, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

European Sovereign Debt

UNL had no direct exposure to European sovereign debt as of March 31, 2014 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, UNL requires liquidity to redeem shares, which redemptions must be in blocks of 50,000 shares called “Redemption Baskets.” UNL has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of shares being redeemed.

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

USCF pays the fees of UNL’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNL’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UNL have also entered into a licensing agreement with the NYMEX pursuant to which UNL and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. UNL pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses normally borne by UNL to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2014, UNL’s portfolio consisted of 463 Natural Gas Futures NG Contracts traded on the NYMEX. As of March 31, 2014, UNL did not hold any Natural Gas Futures Contracts traded on ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.unitedstatescommodityfunds.com.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

In the future, UNL may purchase over-the-counter contracts (“OTC Contracts”). Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

UNL may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR” transaction). These EFR transactions may expose UNL to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

During the three month reporting period ended March 31, 2014, UNL limited its over-the-counter activities to EFR transactions.

UNL anticipates that the use of Other Natural Gas-Related Investments together with its investments in Natural Gas Futures Contracts will produce price and total return results that closely track the investment goals of UNL. However, there can be no assurance of this. OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Natural Gas Futures Contracts, which may impact UNL’s ability to successfully track the Benchmark Futures Contracts.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

UNL maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in UNL’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

There have been no material changes to the risk factors previously disclosed in UNL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 26, 2014, except for the addition of the risk factor set forth below.

Limited partners may have limited liability in certain circumstances, including potentially having liability for the return of wrongful distributions.

Under Delaware law, a limited partner might be held liable for UNL’s obligations as if it were a general partner if the limited partner participates in the control of the partnership’s business and the persons who transact business with the partnership think the limited partner is the general partner. A limited partner will not be liable for assessments in addition to its initial capital investment in any of UNL’s shares. However, a limited partner may be required to repay to UNL any amounts wrongfully returned or distributed to it under some circumstances. Under Delaware law, UNL may not make a distribution to limited partners if the distribution causes UNL’s liabilities (other than liabilities to partners on account of their partnership interests and nonrecourse liabilities) to exceed the fair value of UNL’s assets. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the law will be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month UNL publishes an account statement for its shareholders, which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on UNL’s website at www.unitedstatescommodityfunds.com.

Item 6.	Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
(2)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: May 15, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 15, 2014

