Form 10-Q
period 2014-06-30
United States 12 Month Natural Gas Fund, LP
filed 2014-08-14
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2014 (Unaudited) and December 31, 2013

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 5)	$16,566,051	$25,514,584
Equity in trading accounts:
Cash and cash equivalents	238,536	949,087
Unrealized gain on open commodity futures contracts	829,580	1,090,050
Receivable from General Partner (Note 3)	78,745	100,580
Dividends receivable	272	672
Other assets	2,160	675

Total assets	$17,715,344	$27,655,648

Liabilities and Partners' Capital
Professional fees payable	$94,482	$150,502
General Partner management fees payable (Note 3)	11,162	18,345
Brokerage commissions payable	1,348	2,608
Other liabilities	658	1,210

Total liabilities	107,650	172,665

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	17,607,694	27,482,983
Total Partners' Capital	17,607,694	27,482,983

Total liabilities and partners' capital	$17,715,344	$27,655,648

Limited Partners' shares outstanding	900,000	1,500,000
Net asset value per share	$19.56	$18.32
Market value per share	$19.58	$18.35

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Schedule of Investments (Unaudited)

At June 30, 2014

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG August 2014 contracts, expiring July 2014	33	$166,160	0.94
NYMEX Natural Gas Futures NG September 2014 contracts, expiring August 2014	34	208,760	1.19
NYMEX Natural Gas Futures NG October 2014 contracts, expiring September 2014	34	164,990	0.94
NYMEX Natural Gas Futures NG November 2014 contracts, expiring October 2014	34	115,630	0.66
NYMEX Natural Gas Futures NG December 2014 contracts, expiring November 2014	34	194,880	1.11
NYMEX Natural Gas Futures NG January 2015 contracts, expiring December 2014	33	46,730	0.26
NYMEX Natural Gas Futures NG February 2015 contracts, expiring January 2015	33	76,590	0.43
NYMEX Natural Gas Futures NG March 2015 contracts, expiring February 2015	34	(65,750)	(0.37)
NYMEX Natural Gas Futures NG April 2015 contracts, expiring March 2015	34	1,130	0.01
NYMEX Natural Gas Futures NG May 2015 contracts, expiring April 2015	34	(38,980)	(0.22)
NYMEX Natural Gas Futures NG June 2015 contracts, expiring May 2015	34	6,250	0.03
NYMEX Natural Gas Futures NG July 2015 contracts, expiring June 2015	34	(46,810)	(0.27)
Total Open Futures Contracts*	405	$829,580	4.71

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.04%, 10/30/2014	$3,000,000	$2,999,597	17.04

United States - Money Market Funds
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	6,510,691	6,510,691	36.97
Wells Fargo Advantage Government Money Market Fund - Class I	3,000,000	3,000,000	17.04
Total Money Market Funds		9,510,691	54.01
Total Cash Equivalents		$12,510,288	71.05

* Collateral amounted to $238,536 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2014 and 2013

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Gain (loss) on trading of commodity contracts:
Realized gain on closed positions	$826,770	$2,494,010	$2,468,510	$2,739,860
Change in unrealized loss on open positions	(769,280)	(5,371,090)	(260,470)	(440,820)
Dividend income	798	1,200	1,348	2,376
Interest income	414	1,263	1,127	3,268
Other income	1,050	3,850	4,200	7,350

Total income (loss)	59,752	(2,870,767)	2,214,715	2,312,034

Expenses
General Partner management fees (Note 3)	35,536	64,190	80,212	147,463
Professional fees	47,502	31,122	94,482	62,194
Brokerage commissions	(189)	2,124	1,881	5,412
Other expenses	2,241	3,331	4,915	6,819

Total expenses	85,090	100,767	181,490	221,888

Expense waiver (Note 3)	(40,700)	(18,323)	(78,745)	(32,787)

Net expenses	44,390	82,444	102,745	189,101

Net income (loss)	$15,362	$(2,953,211)	$2,111,970	$2,122,933
Net income (loss) per limited partnership share	$(0.07)	$(2.07)	$1.24	$(0.02)
Net income (loss) per weighted average limited partnership share	$0.02	$(1.66)	$1.94	$0.98
Weighted average limited partnership shares outstanding	942,308	1,779,121	1,089,503	2,167,680

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2014

	General Partner	Limited Partners	Total

Balances, at December 31, 2013	$-	$27,482,983	$27,482,983
Redemption of 600,000 partnership shares	-	(11,987,259)	(11,987,259)
Net income	-	2,111,970	2,111,970

Balances, at June 30, 2014	$-	$17,607,694	$17,607,694

Net Asset Value Per Share:
At December 31, 2013			$18.32
At June 30, 2014			$19.56

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2014 and 2013

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities:
Net income	$2,111,970	$2,122,933
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	710,551	1,365,056
Unrealized loss on futures contracts	260,470	440,820
Decrease in receivable from General Partner	21,835	35,716
Decrease in dividends receivable	400	45
Increase in other assets	(1,485)	(2,328)
Decrease in professional fees payable	(56,020)	(63,079)
Decrease in General Partner management fees payable	(7,183)	(11,244)
Decrease in brokerage commissions payable	(1,260)	(1,400)
Decrease in other liabilities	(552)	(702)
Net cash provided by operating activities	3,038,726	3,885,817

Cash Flows from Financing Activities:
Addition of partnership shares	-	3,480,456
Redemption of partnership shares	(11,987,259)	(22,880,541)
Net cash used in financing activities	(11,987,259)	(19,400,085)

Net Decrease in Cash and Cash Equivalents	(8,948,533)	(15,514,268)

Cash and Cash Equivalents, beginning of period	25,514,584	39,667,209
Cash and Cash Equivalents, end of period	$16,566,051	$24,152,941

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2014 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“UNL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. UNL is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). UNL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UNL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less UNL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of UNL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded (“over-the-counter”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests.”  As of June 30, 2014, UNL held 405 Natural Gas Futures Contracts for natural gas traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on ICE Futures.

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009 by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2014, UNL had registered a total of 30,000,000 shares.

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

In accordance with GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2014.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2014.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2014 and 2013, UNL did not incur any registration fees or other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2014 and 2013, UNL incurred $1,604 and $2,949, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $100,000 for the year ending December 31, 2014.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by UNL to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis, through at least December 31, 2014. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2014, USCF waived $78,745 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Total commissions accrued to brokers	$1,881	$5,412
Commissions accrued as a result of rebalancing	$509	$2,264
Percentage of commissions accrued as a result of rebalancing	27.06%	41.83%
Commissions accrued as a result of creation and redemption activity	$1,372	$3,148
Percentage of commissions accrued as a result of creation and redemption activity	72.94%	58.17%

The decrease in the total commissions accrued to brokers for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was a result of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of UNL’s reduced net assets during the six months ended June 30, 2014.  As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2014, represents approximately 0.02% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2013, represented approximately 0.03% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. Buying and selling options on futures contracts exposes investors to the risks of purchasing or selling futures contracts.

All of the futures contracts held by UNL were exchange-traded through June 30, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risks associated with counterparty non-performance. Over-the-counter transactions subject UNL to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2014 and December 31, 2013, UNL held investments in money market funds in the amounts of $9,510,691 and $19,522,574, respectively. UNL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2014 and December 31, 2013, UNL held cash deposits and investments in Treasuries in the amounts of $7,293,896 and $6,941,097, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should UNL’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2014 and 2013 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2014 (Unaudited)	For the six months ended June 30, 2013 (Unaudited)
Per Share Operating Performance:

Net asset value, beginning of period	$18.32	$17.23
Total income	1.33	0.07
Net expenses	(0.09)	(0.09)
Net increase (decrease) in net asset value	1.24	(0.02)
Net asset value, end of period	$19.56	$17.21

Total Return	6.77%	(0.12)%

Ratios to Average Net Assets
Total income	10.27%	5.83%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.95%	0.38%
Expenses waived*	(0.74)%	(0.17)%
Net expenses excluding management fees*	0.21%	0.21%
Net income	9.79%	5.35%

*	Annualized

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

The following table summarizes the valuation of UNL’s securities at June 30, 2014 using the fair value hierarchy:

At June 30, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$12,510,288	$12,510,288	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	829,580	829,580	—	—

During the six months ended June 30, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNL’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$22,522,078	$22,522,078	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,090,050	1,090,050	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

UNL has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$829,580	$1,090,050

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2014		For the six months ended June 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Loss on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Loss on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain on closed positions	$2,468,510		$2,739,860

	Change in unrealized loss on open positions		$(260,470)		$(440,820)

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net position back to the accountability level. As of June 30, 2014, UNL held 405 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on ICE Futures. For the six months ended June 30, 2014, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the six months ended June 30, 2014, UNL did not exceed any position limits imposed by the NYMEX and ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, the National Futures Association (the “NFA”), the futures exchanges, clearing organizations and other regulatory bodies.

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

Current rules and regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or SEFs and cleared through regulated clearing organizations or “derivative clearing organizations” (“DCOs”), if the CFTC mandates the central clearing of a particular contract. Currently, “swap dealers,” “major swap participants,” certain active funds, commodity pools, certain credit default swaps and interest rate swaps, private funds and entities predominantly engaged in financial activities are required to centrally clear. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

Current rules and regulations also require that certain swaps determined to be available to trade on a SEF must be executed over such a facility, including the obligation for facilities offering multiple person execution services. Based upon applications filed by several SEFs with the CFTC, the CFTC has determined that certain interest rate swaps and credit default index swaps must register as a SEF and be executed on a SEF. On November 14, 2013, the CFTC’s Division of Clearing and Risk, Division of Market Oversight and Division of Swap Dealer and Intermediary Oversight published guidance with respect to the application of certain CFTC rules on SEFs. That guidance clarified that SEFs could not restrict access to participants who are permitted to trade swaps and that SEFs may not require participants to have breakage agreements in place with other counterparties.

Swaps between certain affiliated entities within a corporate group are exempt from the clearing requirement. The rule permits affiliated counterparties to elect not to clear a swap subject to the clearing requirement if, among other things, the counterparties are majority-owned affiliates whose financial statements are included in the same consolidated financial statements and whose swaps are documented and subject to a centralized risk management program. However, the exemption does not apply to swaps entered into by affiliated counterparties with unaffiliated counterparties.

Current rules and regulations require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

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

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2014. The average price of the Benchmark Futures Contracts started the period at $4.188. It rose during the course of the period and hit a peak on February 21, 2014 of $4.836. The average low price of the period was on January 9, 2014, when the average price of the Benchmark Futures Contracts was $3.983. The average price of the Benchmark Futures Contracts on June 30, 2014 was $4.351, an increase of approximately 3.89% over the period. UNL’s per share NAV began the period at $18.32 and ended the period at $19.56 on June 30, 2014, an increase of approximately 3.89% over the period. UNL’s per share NAV reached its high for the period on February 21, 2014 at $21.20 and reached its low for the period on January 9, 2014 at $17.42. The average Benchmark Futures Contract prices listed above began with the February 2014 contract to January 2015 contracts and ended with the August 2014 to July 2015 contracts. The increase of approximately 3.89% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the six months ended June 30, 2014, the natural gas futures market was primarily in a state of backwardation, meaning that the price of the near month natural gas Futures Contract was higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNL has not registered any subsequent offerings of its shares. As of June 30, 2014, UNL had issued 4,100,000 shares, 900,000 of which were outstanding. As of June 30, 2014, there were 25,900,000 shares registered but not yet issued.

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

As of June 30, 2014, UNL had the following authorized purchasers: Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Newedge USA LLC, Nomura Securities International Inc., SG Americas Securities LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Per share net asset value, end of period	$19.56	$17.21
Average daily total net assets	$21,567,019	$39,649,344
Cash deposits and investments in Treasuries and money market funds	$16,804,587	$27,203,940
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,475	$5,644

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	98.58%	88.78%
Percentage of cash assets held as investments in Treasuries and margin deposits for Natural Gas Futures Contracts	1.42%	11.22%
Annualized yield based on average daily total net assets	0.02%	0.03%
Total unrealized gain (loss) on Natural Gas Futures Contracts	$829,580	$(1,347,400)
Management fee	$80,212	$147,463
Total fees and other expenses excluding management fees	$101,278	$74,425
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of expense waiver	$78,745	$32,787
Expenses before allowance for the expense waiver	$181,490	$221,888
Expenses after allowance for the expense waiver	$102,745	$189,101
Total commissions accrued to brokers	$1,881	$5,412
Total commissions as annualized percentage of average total net assets	0.02%	0.03%
Commissions accrued as a result of rebalancing	$509	$2,264
Percentage of commissions accrued as a result of rebalancing	27.06%	41.83%
Commissions accrued as a result of creation and redemption activity	$1,372	$3,148
Percentage of commissions accrued as a result of creation and redemption activity	72.94%	58.17%

Portfolio Expenses. UNL’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that UNL pays to USCF is calculated as a percentage of the total net assets of UNL. The fee is accrued daily and paid monthly.

The increase in the per share NAV for June 30, 2014, compared to June 30, 2013, was due to the increase in the value of the futures contracts held by UNL. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for June 30, 2014, compared to June 30, 2013, was the result of UNL’s decreased size, as measured by total net assets.

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were similar during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was similar during the six months ended June 30, 2014.

The increase in gross total expenses excluding management fees for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to increased tax reporting, audit, licensing and other fees. The decrease in the total commissions accrued to brokers for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was primarily a function of a lower number of futures contracts held and traded.

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Average daily total net assets	$19,004,268	$34,328,655
Dividend and Interest income earned on Treasuries, cash and/or cash equivalents	$1,212	$2,463
Annualized yield based on average daily total net assets	0.03%	0.03%

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Management fee	$35,536	$64,190
Total fees and other expenses excluding management fees	$49,554	$36,577
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of expense waiver	$40,700	$18,323
Expenses before allowance for the expense waiver	$85,090	$100,767
Expenses after allowance for the expense waiver	$44,390	$82,444
Total commissions accrued to brokers	$(189)	$2,124
Total commissions as annualized percentage of average total net assets	0.00%	0.02%
Commissions accrued as a result of rebalancing	$(563)	$1,561
Percentage of commissions accrued as a result of rebalancing	65.11%	73.49%
Commissions accrued as a result of creation and redemption activity	$374	$563
Percentage of commissions accrued as a result of creation and redemption activity	34.89%	26.51%

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were similar during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was similar during the three months ended June 30, 2014.

The increase in gross total expenses excluding management fees for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to increased tax reporting, audit, licensing and other fees. The decrease in the total commissions accrued to brokers for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was a result of decreased brokerage fees due to a lower number of futures contracts being held and traded, as well as a reduction in a liability for pending commissions which is reduced when open positions decrease. (percentages of commissions accrued as a result of rebalancing and as a result of creation and redemption activity listed above were calculated on commissions paid irrespective of the liability for pending commissions.)

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

For the 30 valuation days ended June 30, 2014, the simple average daily change in the average of the Benchmark Futures Contracts was 0.019%, while the simple average daily change in the per share NAV of UNL over the same time period was 0.016%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (0.808)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL shares to the public on November 18, 2009 to June 30, 2014, the simple average daily change in the average price of its Benchmark Futures Contracts was (0.061)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.065)%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (0.724)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended June 30, 2014; the second graph measures monthly changes from June 30, 2011 through June 30, 2014.

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

For the six months ended June 30, 2014, the actual total return of UNL as measured by changes in its per share NAV was 6.77%. This is based on an initial per share NAV of $18.32 as of December 31, 2013 and an ending per share NAV as of June 30, 2014 of $19.56. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $19.65 as of June 30, 2014, for a total return over the relevant time period of 7.260%. The difference between the actual per share NAV total return of UNL of 6.77% and the expected total return based on the Benchmark Futures Contracts of 7.260% was an error over the time period of (0.491)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2013, the actual total return of UNL as measured by changes in its per share NAV was (0.12)%. This was based on an initial per share NAV of $17.23 as of December 31, 2012 and an ending per share NAV as of June 30, 2013 of $17.21. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $17.248 as of June 30, 2013, for a total return over the relevant time period of 0.290%. The difference between the actual per share NAV total return of UNL of (0.12)% and the expected total return based on the Benchmark Futures Contracts of 0.290% was an error over the time period of (0.41)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UNL’s ability to accurately track its Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the six months ended June 30, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts over time.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses.  The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2014. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts.

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

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts. During the six months ended June 30, 2014, UNL did not hold Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Near Month Price (NG1) vs Average Price of the Near 12 Months (12 M Strip)
(10 years ending 6/30/14)*
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
6/30/2004
6/30/2005
6/30/2006
6/30/2007
6/30/2008
6/30/2009
6/30/2010
6/30/2011
6/30/2012
6/30/2013
6/30/2014
NG1
12M Strip Price

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10 year period between June 30, 2004 and June 30, 2014. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12-month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12-month contracts whose delivery falls during the winter season.

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

Natural Gas Market. During the six months ended June 30, 2014, natural gas prices in the United States were volatile and finished the period higher than the beginning of the year. Prices were impacted by several factors. Extreme cold weather in some parts of the country during the winter months increased demand for natural gas, leading to a decline in the amount of natural gas in storage to the lowest level in eleven years. storage levels began to rise in April but remain significantly below prior year and five-year average levels. As of June 30, 2014, the amount of natural gas in storage had reached 1,929 billion cubic feet, which was approximately 29% below the five-year average and 26% below 2013 levels.

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

For the ten year time period between June 30, 2004 and June 30, 2014, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of unleaded gasoline, diesel-heating oil, crude oil, large cap U.S. equities, U.S. government bonds or global equities.

Correlation Matrix June 30, 2004-2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel-Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.310)	0.961	0.416	0.359	0.289	0.079
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.292)	(0.323)	(0.242)	(0.279)	(0.023)
Global Equities (FTSE World Index)			1.000	0.489	0.435	0.336	0.125
Crude Oil				1.000	0.858	0.732	0.309
Diesel-Heating Oil					1.000	0.770	0.400
Unleaded Gasoline						1.000	0.250
Natural Gas							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over this particular time period, the movement of natural gas on a monthly basis exhibited a negative correlation with U.S. equities and global equities and a positive correlation with heating oil. Natural gas remained neither strongly correlated nor inversely correlated with unleaded gasoline, crude oil, or U.S. government bonds.

Correlation Matrix 12 Months ended June 30, 2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel-Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.173)	0.950	0.124	(0.361)	0.368	(0.565)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.104)	(0.388)	(0.035)	(0.544)	0.170
Global Equities (FTSE World Index)			1.000	0.104	(0.472)	0.202	(0.632)
Crude Oil				1.000	0.227	0.641	(0.325)
Diesel-Heating Oil					1.000	0.160	0.589
Unleaded Gasoline						1.000	(0.290)
Natural Gas							1.000

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the six months ended June 30, 2014, UNL’s expenses exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.  During the six months ended June 30, 2014, UNL used other assets to pay expenses, which could cause a decrease in UNL’s NAV over time. To the extent expenses exceed income, UNL’s NAV will be negatively impacted.

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Natural Gas Futures Contracts. During the six months ended June 30, 2014, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of June 30, 2014, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $16,804,587 with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2014, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

European Sovereign Debt

UNL had no direct exposure to European sovereign debt as of June 30, 2014 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2014, UNL’s portfolio consisted of 405 Natural Gas Futures NG Contracts traded on the NYMEX. As of June 30, 2014, UNL did not hold any Natural Gas Futures Contracts traded on ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.unitedstatescommodityfunds.com.

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

UNL may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Related Positions” or “EFRP transaction”). These EFRP transactions may expose UNL to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

During the six month reporting period ended June 30, 2014, UNL limited its over-the-counter activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UNL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 26, 2014 and UNL’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed on May 15, 2014.

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

Date: August 14, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 14, 2014

