Form 10-Q
period 2015-03-31
United States 12 Month Natural Gas Fund, LP
filed 2015-05-13
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$15,760,134	$15,113,447
Equity in trading accounts:
Cash and cash equivalents	5,231,739	5,525,172
Unrealized gain (loss) on open commodity futures contracts	(3,944,865)	(4,919,890)
Receivable for shares sold	-	733,461
Receivable from General Partner (Note 3)	17,835	66,266
Dividends receivable	247	247
Directors' fees and insurance receivable	2,254	1,112
ETF transaction fees receivable	-	350

Total assets	$17,067,344	$16,520,165

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$11,124	$11,069
Professional fees payable	50,053	80,049
License fees payable	983	998
Brokerage commissions payable	1,581	1,581

Total liabilities	63,741	93,697

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	17,003,603	16,426,468
Total Partners' Capital	17,003,603	16,426,468

Total liabilities and partners' capital	$17,067,344	$16,520,165

Limited Partners' shares outstanding	1,350,000	1,200,000
Net asset value per share	$12.60	$13.69
Market value per share	$12.61	$13.81

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2015

		Unrealized
		Gain (Loss)
		on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital

Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG May 2015 contracts, expiring April 2015	48	$(519,710)	(3.06)
NYMEX Natural Gas Futures NG June 2015 contracts, expiring May 2015	49	(470,840)	(2.77)
NYMEX Natural Gas Futures NG July 2015 contracts, expiring June 2015	48	(493,840)	(2.90)
NYMEX Natural Gas Futures NG August 2015 contracts, expiring July 2015	49	(422,970)	(2.49)
NYMEX Natural Gas Futures NG September 2015 contracts, expiring August 2015	49	(376,940)	(2.22)
NYMEX Natural Gas Futures NG October 2015 contracts, expiring September 2015	49	(364,910)	(2.14)
NYMEX Natural Gas Futures NG November 2015 contracts, expiring October 2015	49	(342,080)	(2.01)
NYMEX Natural Gas Futures NG December 2015 contracts, expiring November 2015	49	(355,050)	(2.09)
NYMEX Natural Gas Futures NG January 2016 contracts, expiring December 2015	48	(309,900)	(1.82)
NYMEX Natural Gas Futures NG February 2016 contracts, expiring January 2016	49	(164,720)	(0.97)
NYMEX Natural Gas Futures NG March 2016 contracts, expiring February 2016	48	(89,745)	(0.53)
NYMEX Natural Gas Futures NG April 2016 contracts, expiring March 2016	49	(34,160)	(0.20)
Total Open Futures Contracts*	584	$(3,944,865)	(23.20)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.06%, 4/30/2015	$3,000,000	$2,999,867	17.64

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1	1	0.00	**
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	6,510,691	6,510,691	38.29
Wells Fargo Advantage Government Money Market Fund - Class I	3,000,000	3,000,000	17.64
Total Money Market Funds		9,510,692	55.93
Total Cash Equivalents		$12,510,559	73.57

* Collateral amounted to $5,231,739 on open futures contracts.

** Represents less than 0.005%.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(2,280,826)	$1,641,740
Change in unrealized gain (loss) on open positions	975,025	508,810
Dividend income	716	550
Interest income	635	713
ETF transaction fees	2,100	3,150

Total income (loss)	(1,302,350)	2,154,963

Expenses
General Partner management fees (Note 3)	32,443	44,676
Professional fees	21,266	46,980
Brokerage commissions	1,595	2,070
Directors' and insurance fees	1,032	1,780
License fees	649	894

Total expenses	56,985	96,400

Expense waiver (Note 3)	(17,835)	(38,045)

Net expenses	39,150	58,355

Net income (loss)	$(1,341,500)	$2,096,608
Net income (loss) per limited partnership share	$(1.09)	$1.31
Net income (loss) per weighted average limited partnership share	$(1.02)	$1.69
Weighted average limited partnership shares outstanding	1,317,778	1,238,333

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$-	$16,426,468	$16,426,468
Addition of 300,000 partnership shares	-	3,908,698	3,908,698
Redemption of 150,000 partnership shares	-	(1,990,063)	(1,990,063)
Net income (loss)	-	(1,341,500)	(1,341,500)

Balances, at March 31, 2015	$-	$17,003,603	$17,003,603

Net Asset Value Per Share:
At December 31, 2014	$13.69
At March 31, 2015	$12.60

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(1,341,500)	$2,096,608
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	293,433	640,250
Unrealized (gain) loss on futures contracts	(975,025)	(508,810)
(Increase) decrease in receivable from General Partner	48,431	62,535
(Increase) decrease in dividends receivable	-	384
(Increase) decrease in directors' fees and insurance receivable	(1,142)	(2,323)
(Increase) decrease in ETF transaction fees receivable	350	-
Increase (decrease) in General Partner management fees payable	55	(4,921)
Increase (decrease) in professional fees payable	(29,996)	(103,522)
Increase (decrease) in license fees payable	(15)	(150)
Net cash provided by (used in) operating activities	(2,005,409)	2,180,051

Cash Flows from Financing Activities:
Addition of partnership shares	4,642,159	-
Redemption of partnership shares	(1,990,063)	(8,969,857)
Net cash provided by (used in) financing activities	2,652,096	(8,969,857)

Net Increase (Decrease) in Cash and Cash Equivalents	646,687	(6,789,806)

Cash and Cash Equivalents, beginning of period	15,113,447	25,514,584
Cash and Cash Equivalents, end of period	$15,760,134	$18,724,778

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2015 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“UNL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. UNL is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). UNL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UNL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less UNL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of UNL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests.”  As of March 31, 2015, UNL held 584 Natural Gas Futures Contracts for natural gas traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on ICE Futures.

UNL commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of UNL. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”) and United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.”

UNL issues shares to certain Authorized Participants (“Authorized Participants”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the NAV of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

Authorized Participants pay UNL a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”). Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UNL but rather at market prices quoted on such exchange.

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009 by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2015, UNL had registered a total of 30,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. UNL earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant (“FCM”). In addition, UNL earns income on funds held at the custodian or FCM at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UNL is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2015.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UNL receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in UNL’s condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

Authorized Participants pay UNL a fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2015 and 2014, UNL did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2015 are estimated to be a total of $4,644 for UNL and $560,625 for UNL and the Related Public Funds.

Licensing Fees

UNL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2015 and 2014, UNL incurred $649 and $894, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $86,000 for the year ending December 31, 2015.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses normally borne by UNL to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis, through at least June 30, 2015. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2015, USCF waived $17,835 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

On October 8, 2013, UNL entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UNL’s FCM, effective October 10, 2013. Prior to October 10, 2013, the FCM was UBS Securities LLC. The agreement with RBC requires it to provide services to UNL in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for UNL’s account. In accordance with the agreement, RBC Capital charges UNL commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNL also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Total commissions accrued to brokers	$1,595	$2,070
Total commissions as an annualized percentage of average net assets	0.04%	0.03%
Commissions accrued as a result of rebalancing	$969	$1,072
Percentage of commissions accrued as a result of rebalancing	60.78%	51.79%
Commissions accrued as a result of creation and redemption activity	$626	$998
Percentage of commissions accrued as a result of creation and redemption activity	39.22%	48.21%

The decrease in UNL’s total commissions accrued to brokers for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was a result of a lower number of futures contracts being held and traded as a result of UNL’s reduced net assets during the three months ended March 31, 2015.

UNL and the NYMEX entered into a licensing agreement on December 4, 2007, as amended on October 20, 2011, whereby UNL was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UNL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UNL expressly disclaims any association with the NYMEX or endorsement of UNL by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

UNL may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange OTC swap transaction agree to extinguish their OTC contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the futures contracts held by UNL were exchange-traded through March 31, 2015. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions since, in OTC transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risks associated with counterparty non-performance. OTC transactions subject UNL to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2015 and December 31, 2014, UNL held investments in money market funds in the amounts of $9,510,692 and $9,510,692, respectively. UNL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2015 and December 31, 2014, UNL held cash deposits and investments in Treasuries in the amounts of $11,481,181 and $11,127,927, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2015 (Unaudited)	For the three months ended March 31, 2014 (Unaudited)
Per Share Operating Performance:

Net asset value, beginning of period	$13.69	$18.32
Total income (loss)	(1.06)	1.36
Net expenses	(0.03)	(0.05)
Net decrease in net asset value	(1.09)	1.31
Net asset value, end of period	$12.60	$19.63

Total Return	(7.96)%	7.15%

Ratios to Average Net Assets

Total income (loss)	(7.42)%	8.92%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.57%	0.87%
Expenses waived*	(0.41)%	(0.64)%
Net expenses excluding management fees*	0.16%	0.23%
Net income (loss)	(7.65)%	8.68%

*	Annualized

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

The following table summarizes the valuation of UNL’s securities at March 31, 2015 using the fair value hierarchy:

At March 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$12,510,559	$12,510,559	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(3,944,865)	(3,944,865)	—	—

During the three months ended March 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNL’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$12,510,147	$12,510,147	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(4,919,890)	(4,919,890)	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

UNL has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(3,944,865)	$(4,919,890)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2015		For the three months ended March 31, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$(2,280,826)		$1,641,740

	Change in unrealized gain (loss) on open positions		$975,025		$508,810

NOTE 8 — SUBSEQUENT EVENTS

UNL has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than as noted below:

Mr. Howard Mah, Management Director, Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer of USCF, general partner of United States 12 Month Natural Gas Fund, LP, tendered his resignation effective May 15, 2015. It is anticipated that Mr. Stuart Crumbaugh, who was hired by USCF on April 6, 2015, will be appointed the Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer effective May 15, 2015 (concurrently with the Board of Directors’ accepting Mr. Mah’s resignation).

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

Introduction

UNL, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UNL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes, in percentage terms,  in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less UNL’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of UNL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. The general partner of UNL, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below).

UNL accomplishes its objective through investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net position back to the accountability level. As of March 31, 2015, UNL held 584 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on ICE Futures. For the three months ended March 31, 2015, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the three months ended March 31, 2015, UNL did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UNL may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect UNL, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of UNL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNL. See “Commodity Interest Markets – Regulation” in this quarterly report on Form 10-Q for additional information.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of UNL to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that UNL is authorized to engage in that may ultimately impact the ability of UNL to meet its investment objective. The term “swap” is broadly defined to include various types of OTC derivatives, including swaps and options.

Regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear certain credit default swaps and interest rate swaps. As a result, if UNL enters into or has entered into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UNL to centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

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

Money Market Reform

On July 23, 2014, the SEC adopted to reform money market funds such that institutional prime money market funds will float their net asset value as well as impose rules such that all money market funds’ boards of directors will be required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates. Money market funds have two years from the date of adoption to implement the reform. UNL currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Natural Gas Futures Contracts. It is unclear at this time what the impact of money market reform would have on UNL’s ability to hedge risk, however, the imposition of a floating net asset value could cause UNL to limit remaining assets solely in Treasuries and cash.

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on UNL.

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2015. The average price of the Benchmark Futures Contracts started the period at $3.057. It rose during the course of the period and hit a peak on January 14, 2015 of $3.248. The average low price of the period was on February 5, 2015, when the average price of the Benchmark Futures Contracts was $2.839. The average price of the Benchmark Futures Contracts on March 31, 2015 was $2.912, a decrease of approximately 4.74% over the period. UNL’s per share NAV began the period at $13.69 and ended the period at $12.60 on March 31, 2015, a decrease of approximately 7.96% over the period. UNL’s per share NAV reached its high for the period on January 14, 2015 at $14.54 and reached its low for the period on March 27, 2015 at $12.58. The average Benchmark Futures Contract prices listed above began with the February 2015 contract to January 2016 contracts and ended with the May 2015 to April 2016 contracts. The decrease of approximately 4.74% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the three months ended March 31, 2015, the natural gas futures market exhibited periods of both contango and backwardation. During periods of contango, the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month natural gas Futures Contract was typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration.  For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Natural Gas Market

Results of Operations. On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL.” On that day, UNL established its initial offering price at $50.00 per share and issued 200,000 shares to the initial Authorized Participant in exchange for $10,000,000 in cash.

Since its initial offering of 30,000,000 shares, UNL has not registered any subsequent offerings of its shares. As of March 31, 2015, UNL had issued 4,700,000 shares, 1,350,000 of which were outstanding. As of March 31, 2015, there were 25,300,000 shares registered but not yet issued.

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

As of March 31, 2015, UNL had the following Authorized Participants: Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Average daily total net assets	$17,543,115	$24,158,244
Cash deposits and investments in Treasuries and money market funds	$20,991,873	$19,033,615
Annualized yield based on average daily total net assets	0.03%	0.03%
Management fee	$32,443	$44,676
Total fees and other expenses excluding management fees	$24,542	$51,724
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of the expense waiver	$17,835	$38,045
Expenses before allowance for the expense waiver	$56,985	$96,400
Expenses after allowance for the expense waiver	$39,150	$58,355
Total commissions accrued to brokers	$1,595	$2,070
Total commissions as annualized percentage of average total net assets	0.04%	0.03%
Commissions accrued as a result of rebalancing	$969	$1,072
Percentage of commissions accrued as a result of rebalancing	60.78%	51.79%
Commissions accrued as a result of creation and redemption activity	$626	$998
Percentage of commissions accrued as a result of creation and redemption activity	39.22%	48.21%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were similar during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was similar during the three months ended March 31, 2015.

The decrease in gross total expenses excluding management fees for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily due to a decrease in certain of UNL’s operating expenses.

The decrease in UNL’s total commissions accrued to brokers for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was a result of a lower number of futures contracts being held and traded as a result of UNL’s reduced net assets during the three months ended March 31, 2015.

Tracking UNL’s Benchmark

USCF seeks to manage UNL’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average of the prices of the Benchmark Futures Contracts, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in UNL’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the prices of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UNL’s portfolio management goals do not include trying to make the nominal price of UNL’s per share NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts and Other Natural Gas-Related Investments.

For the 30 valuation days ended March 31, 2015, the simple average daily change in the average of the Benchmark Futures Contracts was (0.153)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.157)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (0.728)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL shares to the public on November 18, 2009 to March 31, 2015, the simple average daily change in the average price of its Benchmark Futures Contracts was (0.082)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.086)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (0.77)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended March 31, 2015; the second graph measures monthly changes from March 31, 2010 through March 31, 2015.

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

For the three months ended March 31, 2015, the actual total return of UNL as measured by changes in its per share NAV was (7.96)%. This is based on an initial per share NAV of $13.69 as of December 31, 2014 and an ending per share NAV as of March 31, 2015 of $12.60. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $12.62 as of March 31, 2015, for a total return over the relevant time period of (7.82)%. The difference between the actual per share NAV total return of UNL of (7.96)% and the expected total return based on the Benchmark Futures Contracts of (7.82)% was an error over the time period of (0.15)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2014, the actual total return of UNL as measured by changes in its per share NAV was 7.15%. This was based on an initial per share NAV of $18.32 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $19.63. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $19.67 as of March 31, 2014, for a total return over the relevant time period of 7.37%. The difference between the actual per share NAV total return of UNL of 7.15% and the expected total return based on the Benchmark Futures Contracts of 7.37% was an error over the time period of (0.22)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UNL pays, offset in part by the income that UNL collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact UNL’s ability to accurately track its Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the three months ended March 31, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts over time.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses.  The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2015. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts.

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

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts. During the three months ended March 31, 2015, UNL did not hold Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Near Month Price (NG1) vs Average Price of the Near 12 Months (12 M Strip)
(10 years ending 3/31/2015)*
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
3/31/2005
3/31/2006
3/31/2007
3/31/2008
3/31/2009
3/31/2010
3/31/2011
3/31/2012
3/31/2013
3/31/2014
3/31/2015
NG1
12M Strip Price

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10 year period between March 31, 2005 and March 31, 2015. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12-month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12-month contracts whose delivery falls during the winter season.

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

Natural Gas Market. During the three months ended March 31, 2015, natural gas prices in the United States were volatile and finished the period lower than the beginning of the year. Prices were impacted by several factors. Seasonal demand and persistent cold in some parts of the country was offset by warmer weather in the western United States and record natural gas production. Storage levels fell persistently during the first quarter, but were significantly higher than the same time one year ago. Storage levels were also trended near the five-year-average storage level throughout the quarter, though ending somewhat lower. As of March 31, 2015, the amount of natural gas in storage had reached 1,461 billion cubic feet, which was approximately 12% below the five-year average and 77% above 2014 levels.

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

For the ten year time period between March 31, 2005 and March 31, 2015, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of Large Cap U.S. equities, U.S. government bonds, global equities, crude oil, diesel-heating oil or unleaded gasoline.

Correlation Matrix March 31, 2005 - 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.314)	0.959	0.453	0.418	0.350	0.108
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.289)	(0.340)	(0.285)	(0.297)	(0.013)
Global Equities (FTSE World Index)			1.000	0.534	0.487	0.410	0.154
Crude Oil				1.000	0.790	0.741	0.289
Diesel-Heating Oil					1.000	0.760	0.339
Unleaded Gasoline						1.000	0.236
Natural Gas							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, crude oil and diesel-heating oil. However, movements in natural gas were strongly correlated to movements in unleaded gasoline.

Correlation Matrix 12 months ended March 31, 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.414)	0.924	0.331	0.685	0.405	0.393
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.327)	(0.335)	(0.565)	(0.370)	(0.009)
Global Equities (FTSE World Index)			1.000	0.468	0.785	0.631	0.451
Crude Oil				1.000	0.582	0.815	0.471
Diesel-Heating Oil					1.000	0.749	0.328
Unleaded Gasoline						1.000	0.554
Natural Gas							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing UNL’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC contracts) involves a critical accounting policy. The values which are used by UNL for its Natural Gas Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UNL estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

UNL has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UNL has met, and it is anticipated that UNL will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UNL’s liquidity needs include: redeeming shares, providing margin deposits for its existing Natural Gas Futures Contracts or the purchase of additional Natural Gas Futures Contracts and posting collateral for its OTC contracts and payment of its expenses, summarized below under “Contractual Obligations.”

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the three months ended March 31, 2015, UNL’s expenses exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.  During the three months ended March 31, 2015, UNL used other assets to pay expenses, which could cause a decrease in UNL’s NAV over time. To the extent expenses exceed income, UNL’s NAV will be negatively impacted.

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Natural Gas Futures Contracts. During the three months ended March 31, 2015, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

If, in the future, UNL purchases OTC contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC contracts.

As of March 31, 2015, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $20,991,873 with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2015, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

European Sovereign Debt

UNL had no direct exposure to European sovereign debt as of March 31, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of UNL’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNL’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UNL have also entered into a licensing agreement with the NYMEX pursuant to which UNL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee to the NYMEX. UNL pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses normally borne by UNL to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis, through at least June 30, 2015. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

In addition to USCF’s management fee, UNL pays its brokerage fees (including fees to a FCM), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UNL’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. UNL also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2015, UNL’s portfolio consisted of 584 Natural Gas Futures NG Contracts traded on the NYMEX. As of March 31, 2015, UNL did not hold any Natural Gas Futures Contracts traded on ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.unitedstatescommodityfunds.com.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

UNL may purchase OTC contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

UNL may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR transaction”). In the most common type of EFR transaction entered into by UNL, the OTC component is the purchase or sale of one or more baskets of UNL shares. These EFR transactions may expose UNL to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

During the three month reporting period ended March 31, 2015, UNL limited its OTC activities to EFR transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UNL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 26, 2015.

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

Date: May 13, 2015

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 13, 2015

