Form 10-Q
period 2015-06-30
United States 12 Month Natural Gas Fund, LP
filed 2015-08-12
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,200,000 shares outstanding as of August 10, 2015.

UNITED STATES 12 MONTH NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$13,659,878	$15,113,447
Equity in trading accounts:
Cash and cash equivalents	2,895,276	5,525,172
Unrealized gain (loss) on open commodity futures contracts	(1,161,481)	(4,919,890)
Receivable for shares sold	-	733,461
Receivable from General Partner (Note 3)	41,763	66,266
Dividends receivable	239	247
Directors' fees and insurance receivable	1,904	1,112
ETF transaction fees receivable	-	350

Total assets	$15,437,579	$16,520,165

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$9,407	$11,069
Professional fees payable	43,471	80,049
Brokerage commissions payable	1,581	1,581
License fees payable	1,008	998

Total liabilities	55,467	93,697

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	15,382,112	16,426,468
Total Partners' Capital	15,382,112	16,426,468

Total liabilities and partners' capital	$15,437,579	$16,520,165

Limited Partners' shares outstanding	1,200,000	1,200,000
Net asset value per share	$12.82	$13.69
Market value per share	$12.78	$13.81

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2015

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG August 2015 contracts, expiring July 2015	42	$(190,570)	(1.24)
NYMEX Natural Gas Futures NG September 2015 contracts, expiring August 2015	42	(157,030)	(1.02)
NYMEX Natural Gas Futures NG October 2015 contracts, expiring September 2015	42	(147,010)	(0.95)
NYMEX Natural Gas Futures NG November 2015 contracts, expiring October 2015	42	(156,700)	(1.02)
NYMEX Natural Gas Futures NG December 2015 contracts, expiring November 2015	42	(142,740)	(0.93)
NYMEX Natural Gas Futures NG January 2016 contracts, expiring December 2015	42	(271,115)	(1.76)
NYMEX Natural Gas Futures NG February 2016 contracts, expiring January 2016	42	(65,790)	(0.43)
NYMEX Natural Gas Futures NG March 2016 contracts, expiring February 2016	42	(51,066)	(0.33)
NYMEX Natural Gas Futures NG April 2016 contracts, expiring March 2016	42	(6,916)	(0.04)
NYMEX Natural Gas Futures NG May 2016 contracts, expiring April 2016	42	54,017	0.35
NYMEX Natural Gas Futures NG June 2016 contracts, expiring May 2016	42	(31,941)	(0.21)
NYMEX Natural Gas Futures NG July 2016 contracts, expiring June 2016	42	5,380	0.03
Total Open Futures Contracts*	504	$(1,161,481)	(7.55)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	$6,510,691	$6,510,691	42.33
Wells Fargo Advantage Government Money Market Fund - Class I	3,000,000	3,000,000	19.50
Total Cash Equivalents		$9,510,691	61.83

* Collateral amounted to $2,895,276 on open future contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2015 and 2014

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(2,118,314)	$826,770	$(4,399,140)	$2,468,510
Change in unrealized gain (loss) on open positions	2,783,384	(769,280)	3,758,409	(260,470)
Dividend income	724	798	1,440	1,348
Interest income	587	414	1,222	1,127
ETF transaction fees	2,450	1,050	4,550	4,200

Total income (loss)	668,831	59,752	(633,519)	2,214,715

Expenses
General Partner management fees (Note 3)	33,596	35,536	66,039	80,212
Professional fees	26,936	47,502	48,202	94,482
Brokerage commissions	2,149	(189)	3,744	1,881
Directors' fees and insurance	746	1,531	1,778	3,311
License fees	672	710	1,321	1,604

Total expenses	64,099	85,090	121,084	181,490

Expense waiver (Note 3)	(23,928)	(40,700)	(41,763)	(78,745)

Net expenses	40,171	44,390	79,321	102,745

Net income (loss)	$628,660	$15,362	$(712,840)	$2,111,970
Net income (loss) per limited partnership share	$0.22	$(0.07)	$(0.87)	$1.24
Net income (loss) per weighted average limited partnership share	$0.45	$0.02	$(0.52)	$1.94
Weighted average limited partnership shares outstanding	1,408,242	942,308	1,363,260	1,089,503

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$-	$16,426,468	$16,426,468
Addition of 650,000 partnership shares	-	8,354,337	8,354,337
Redemption of 650,000 partnership shares	-	(8,685,853)	(8,685,853)
Net income (loss)	-	(712,840)	(712,840)

Balances, at June 30, 2015	$-	$15,382,112	$15,382,112

Net Asset Value Per Share:
At December 31, 2014	$13.69
At June 30, 2015	$12.82

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2015 and 2014

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(712,840)	$2,111,970
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	2,629,896	710,551
Unrealized (gain) loss on open commodity futures contracts	(3,758,409)	260,470
(Increase) decrease in receivable from General Partner	24,503	21,835
(Increase) decrease in dividends receivable	8	400
(Increase) decrease in directors' fees and insurance receivable	(792)	(1,706)
(Increase) decrease in ETF transaction fees receivable	350	-
Increase (decrease) in General Partner management fees payable	(1,662)	(7,183)
Increase (decrease) in professional fees payable	(36,578)	(56,020)
Increase (decrease) in brokerage commissions payable	-	(1,260)
Increase (decrease) in license fees payable	10	(331)
Net cash provided by (used in) operating activities	(1,855,514)	3,038,726

Cash Flows from Financing Activities:
Addition of partnership shares	9,087,798	-
Redemption of partnership shares	(8,685,853)	(11,987,259)
Net cash provided by (used in) financing activities	401,945	(11,987,259)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,453,569)	(8,948,533)

Cash and Cash Equivalents, beginning of period	15,113,447	25,514,584
Cash and Cash Equivalents, end of period	$13,659,878	$16,566,051

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2015 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“UNL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. UNL is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). UNL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UNL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less UNL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of UNL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests.”  As of June 30, 2015, UNL held 504 Natural Gas Futures Contracts for natural gas traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures.

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

In addition, Authorized Participants pay UNL a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UNL but rather at market prices quoted on such exchange.

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009 by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2015, UNL had registered a total of 30,000,000 shares.

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

In accordance with GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2015.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2015 and 2014, UNL did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2015 are estimated to be a total of $3,000 for UNL and $569,300 for UNL and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2015 and 2014, UNL incurred $1,321 and $1,604, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $86,000 for the year ending December 31, 2015.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses normally borne by UNL to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2015, USCF waived $41,763 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

NOTE 4 — CONTRACTS AND AGREEMENTS

UNL is party to a marketing agent agreement, dated as of October 30, 2009, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UNL as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on UNL’s assets up to $3 billion and 0.04% on UNL’s assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of UNL’s offering.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to UNL and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays BBH&Co. transaction fees ranging from $7 to $15 per transaction.

On October 8, 2013, UNL entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UNL’s FCM effective October 10, 2013. Prior to October 10, 2013, the FCM was UBS Securities LLC. The agreement with RBC requires it to provide services to UNL in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for UNL’s account. In accordance with the agreement, RBC Capital charges UNL commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNL also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Total commissions accrued to brokers	$3,744	$1,881
Total commissions as an annualized percentage of average net assets	0.04%	0.02%
Commissions accrued as a result of rebalancing	$2,515	$509
Percentage of commissions accrued as a result of rebalancing	67.17%	27.06%
Commissions accrued as a result of creation and redemption activity	$1,229	$1,372
Percentage of commissions accrued as a result of creation and redemption activity	32.83%	72.94%

The increase in UNL’s total commissions accrued to brokers for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was a result of a higher number of futures contracts being held and traded as a result of UNL’s increased net assets during the six months ended June 30, 2015.

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

All of the futures contracts held by UNL through June 30, 2015 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions since, in OTC transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risks associated with counterparty non-performance. OTC transactions subject UNL to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2015 and December 31, 2014, UNL held investments in money market funds in the amounts of $9,510,691 and $9,510,692, respectively. UNL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2015 and December 31, 2014, UNL held cash deposits and investments in Treasuries in the amounts of $7,044,463 and $11,127,927, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2015 (Unaudited)	For the six months ended June 30, 2014 (Unaudited)
Per Share Operating Performance:

Net asset value, beginning of period	$13.69	$18.32
Total income (loss)	(0.81)	1.33
Net expenses	(0.06)	(0.09)
Net decrease in net asset value	(0.87)	1.24
Net asset value, end of period	$12.82	$19.56

Total Return	(6.36)%	6.77%

Ratios to Average Net Assets

Total income (loss)	(3.57)%	10.27%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.62%	0.95%
Expenses waived*	(0.47)%	(0.74)%
Net expenses excluding management fees*	0.15%	0.21%
Net income (loss)	(4.01)%	9.79%

*	Annualized

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

The following table summarizes the valuation of UNL’s securities at June 30, 2015 using the fair value hierarchy:

At June 30, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$9,510,691	$9,510,691	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,161,481)	(1,161,481)	—	—

During the six months ended June 30, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNL’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$12,510,147	$12,510,147	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(4,919,890)	(4,919,890)	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

UNL has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(1,161,481)	$(4,919,890)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2015		For the six months ended June 30, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$(4,399,140)		$2,468,510

	Change in unrealized gain (loss) on open positions		$3,758,409		$(260,470)

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

Regulatory Disclosure

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the futures exchanges and, for certain contracts, the Commodity Futures Trading Commission (the “CFTC”), have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UNL is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net position back to the accountability level. As of June 30, 2015, UNL held 504 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on ICE Futures. For the six months ended June 30, 2015, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the six months ended June 30, 2015, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

The CFTC has proposed to adopt limits on speculative positions in 28 physical commodity futures and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets and rules addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UNL may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules affect UNL, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UNL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNL.

Based on its current understanding of the Position Limit Rules, USCF does not anticipate significant negative impact on the ability of UNL to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that UNL is authorized to engage in that may ultimately impact the ability of UNL to meet its investment objective. The term “swap” is broadly defined to include various types of OTC derivatives, including swaps and options.

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., a “futures commission merchant” or “FCM”), and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM, due to its guarantees of its customers’ trades with the CCP.

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

As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities are required to clear certain index-based credit default swaps and interest rate swaps. As a result, if UNL enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, UNL will be required to centrally clear those swaps. The CFTC is expected to subject other types of swaps to mandatory clearing in the future and it is possible that UNL will be required to centrally clear certain OTC instruments that are presently entered into and settled on a bi-lateral basis.

To the extent that a swap is required to be cleared, it must also be executed on a SEF or DCM if it is designated as “made available to trade” by a SEF or DCM. “Made available to trade” refers to the regulatory process by which the SEF or DCM execution requirement is implemented by the CFTC. To date, only certain of the index-based credit default swaps and interest rate swaps that are required to be cleared are made available to trade on a SEF. If UNL enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, UNL will be required to execute those swaps on a SEF if they are designated as made available to trade.

Swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among others, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. In addition, U.S. regulators are in the process of adopting rules to impose initial and variation margin requirements that will apply to swap dealers and major swap participants and their counterparties. If UNL engages in non-cleared swap transactions it may be subject to some or all of these requirements.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). EMIR imposes requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. UNL may be indirectly impacted by EMIR to the extent that it engages in derivatives transactions with entities that are subject to EMIR.

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” Although UNL is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to UNL and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to UNL and USCF, but any such further rule changes could result in additional operating efficiencies for UNL and USCF.

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

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2015. The average price of the Benchmark Futures Contracts started the period at $3.060. It rose during the course of the period and hit a peak on January 14, 2015 of $3.248. The average low price of the period was on April 13, 2015, when the average price of the Benchmark Futures Contracts was $2.776. The average price of the Benchmark Futures Contracts on June 30, 2015 was $3.053, a decrease of approximately (0.23)% over the period. UNL’s per share NAV began the period at $13.69 and ended the period at $12.82 on June 30, 2015, a decrease of approximately (6.36)% over the period. UNL’s per share NAV reached its high for the period on January 14, 2015 at $14.54 and reached its low for the period on April 13, 2015 at $12.00. The average Benchmark Futures Contract prices listed above began with the February 2015 contract to January 2016 contracts and ended with the August 2015 to July 2016 contracts. The decrease of approximately (0.23)% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the six months ended June 30, 2015, the natural gas futures market was in a period of contango. During periods of contango, the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month natural gas Futures Contract was typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNL has not registered any subsequent offerings of its shares. As of June 30, 2015, UNL had issued 5,050,000 shares, 1,200,000 of which were outstanding. As of June 30, 2015, there were 24,950,000 shares registered but not yet issued.

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

As of June 30, 2015, UNL had the following Authorized Participants: Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Average daily total net assets	$17,756,302	$21,567,019
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,662	$2,475
Annualized yield based on average daily total net assets	0.03%	0.02%
Management fee	$66,039	$80,212
Total fees and other expenses excluding management fees	$55,045	$101,278
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$41,763	$78,745
Expenses before allowance for the expense waiver	$121,084	$181,490
Expenses after allowance for the expense waiver	$79,321	$102,745
Total commissions accrued to brokers	$3,744	$1,881
Total commissions as annualized percentage of average total net assets	0.04%	0.02%
Commissions accrued as a result of rebalancing	$2,515	$509
Percentage of commissions accrued as a result of rebalancing	67.17%	27.06%
Commissions accrued as a result of creation and redemption activity	$1,229	$1,372
Percentage of commissions accrued as a result of creation and redemption activity	32.83%	72.94%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were similar during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the six months ended June 30, 2015.

The decrease in gross total expenses excluding management fees for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to a decrease in certain of UNL’s operating expenses.

The increase in UNL’s total commissions accrued to brokers for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was a result of a lower number of futures contracts being held and traded as a result of UNL’s reduced net assets during the six months ended June 30, 2015.

For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	For the three months ended June 30, 2015	For the three months ended June 30, 2014
Average daily total net assets	$17,967,147	$19,004,268
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,311	$1,212
Annualized yield based on average daily total net assets	0.03%	0.03%
Management fee	$33,596	$35,536
Total fees and other expenses excluding management fees	$30,503	$49,554
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$23,928	$40,700
Expenses before allowance for the expense waiver	$64,099	$85,090
Expenses after allowance for the expense waiver	$40,171	$44,390
Total commissions accrued to brokers	$2,149	$(189)
Total commissions as annualized percentage of average total net assets	0.05%	0.00%
Commissions accrued as a result of rebalancing	$1,545	$(563)
Percentage of commissions accrued as a result of rebalancing	71.89%	65.11%
Commissions accrued as a result of creation and redemption activity	$604	$374
Percentage of commissions accrued as a result of creation and redemption activity	28.11%	34.89%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were similar during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was similar during the three months ended June 30, 2015.

The decrease in gross total expenses excluding management fees for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was primarily due to a decrease in certain of UNL’s operating expenses.

The increase in UNL’s total commissions accrued to brokers for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was a result of a higher number of futures contracts being held and traded as a result of UNL’s creation and redemption activity during the three months ended June 30, 2015.

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

For the 30 valuation days ended June 30, 2015, the simple average daily change in the average of the Benchmark Futures Contracts was (0.182)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.184)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was 1.044%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL shares to the public on November 18, 2009 to June 30, 2015, the simple average daily change in the average price of its Benchmark Futures Contracts was (0.077)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.080)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (0.612)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended June 30, 2015; the second graph measures monthly changes from June 30, 2010 through June 30, 2015.

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

For the six months ended June 30, 2015, the actual total return of UNL as measured by changes in its per share NAV was (6.36)%. This is based on an initial per share NAV of $13.69 as of December 31, 2014 and an ending per share NAV as of June 30, 2015 of $12.82. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $12.86 as of June 30, 2015, for a total return over the relevant time period of (6.06)%. The difference between the actual per share NAV total return of UNL of (6.36)% and the expected total return based on the Benchmark Futures Contracts of (6.06)% was an error over the time period of (0.30)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2014, the actual total return of UNL as measured by changes in its per share NAV was 6.77%. This was based on an initial per share NAV of $18.32 as of December 31, 2013 and an ending per share NAV as of June 30, 2014 of $19.56. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $19.65 as of June 30, 2014, for a total return over the relevant time period of 7.26%. The difference between the actual per share NAV total return of UNL of 6.77% and the expected total return based on the Benchmark Futures Contracts of 7.26% was an error over the time period of (0.49)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UNL pays, offset in part by the income that UNL collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact UNL’s ability to accurately track its Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the six months ended June 30, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts over time.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses.  The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2015. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts.

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

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts. During the six months ended June 30, 2015, UNL did not hold Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between June 30, 2005 and June 30, 2015. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

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

Natural Gas Market. During the six months ended June 30, 2015, natural gas prices in the United States were volatile and finished the period lower than the beginning of the year. Prices were impacted by several factors. During the first quarter, seasonal demand and persistent cold in some parts of the country was offset by warmer weather in the western United States and record natural gas production. Storage levels fell persistently during the first quarter, but were significantly higher than the same time one year ago. Storage levels were also trended near the five-year-average storage level throughout the quarter, though ending somewhat lower. In the second quarter, weekly storage injections exceeded prior year levels until the last two weeks of June when warmer weather began to increase demand. However, inventories persistently rose throughout Q2. As of June 30, 2015, the amount of natural gas in storage had reached 2,577 billion cubic feet, which was approximately 1.1% above the five-year average and 33.6% above 2014 levels.

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

For the ten-year time period between June 30, 2005 and June 30, 2015, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

Correlation Matrix June 30, 2005 - 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.308)	0.959	0.439	0.417	0.348	0.102
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.282)	(0.343)	(0.281)	(0.295)	(0.009)
Global Equities (FTSE World Index)			1.000	0.525	0.488	0.149	0.409
Crude Oil				1.000	0.789	0.740	0.276
Diesel-Heating Oil					1.000	0.762	0.325
Unleaded Gasoline						1.000	0.229
Natural Gas							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2015, the movement of natural gas remained neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, crude oil and diesel-heating oil. However, movements in natural gas were correlated to movements in unleaded gasoline.

Correlation Matrix 12 months ended June 30, 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.297)	0.900	0.145	0.622	0.329	0.299
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.261)	(0.452)	(0.571)	(0.452)	(0.155)
Global Equities (FTSE World Index)			1.000	0.393	0.774	0.599	0.375
Crude Oil				1.000	0.609	0.795	0.485
Diesel-Heating Oil					1.000	0.776	0.359
Unleaded Gasoline						1.000	0.569
Natural Gas							1.000

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the six months ended June 30, 2015, UNL’s expenses exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.  During the six months ended June 30, 2015, UNL used other assets to pay expenses, which could cause a decrease in UNL’s NAV over time. To the extent expenses exceed income, UNL’s NAV will be negatively impacted.

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Natural Gas Futures Contracts. During the six months ended June 30, 2015, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of June 30, 2015, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $16,555,154 with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2015, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

European Sovereign Debt

UNL had no direct exposure to European sovereign debt as of June 30, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of UNL’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNL’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UNL have also entered into a licensing agreement with the NYMEX pursuant to which UNL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee to the NYMEX. UNL pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses normally borne by UNL to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

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

As of June 30, 2015, UNL’s portfolio consisted of 504 Natural Gas Futures NG Contracts traded on the NYMEX. As of June 30, 2015, UNL did not hold any Natural Gas Futures Contracts traded on ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.unitedstatescommodityfunds.com.

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

During the six month reporting period ended June 30, 2015, UNL limited its OTC activities to EFR transactions.

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

United States 12 Month Natural Gas Fund, LP (Registrant)

By: United States Commodity Funds LLC, its general partner

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date: August 12, 2015

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 12, 2015

