Form 10-Q
period 2015-09-30
United States 12 Month Natural Gas Fund, LP
filed 2015-11-13
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,250,000 shares outstanding as of November 10, 2015.

UNITED STATES 12 MONTH NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$12,927,095	$15,113,447
Equity in trading accounts:
Cash and cash equivalents	2,957,554	5,525,172
Unrealized gain (loss) on open commodity futures contracts	(2,340,556)	(4,919,890)
Receivable for shares sold	-	733,461
Receivable from General Partner (Note 3)	64,848	66,266
Dividends receivable	246	247
Directors' fees and insurance receivable	1,535	1,112
ETF transaction fees receivable	-	350

Total assets	$13,610,722	$16,520,165

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$8,959	$11,069
Professional fees payable	61,403	80,049
Brokerage commissions payable	1,581	1,581
License fees payable	910	998

Total liabilities	72,853	93,697

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	13,537,869	16,426,468
Total Partners' Capital	13,537,869	16,426,468

Total liabilities and partners' capital	$13,610,722	$16,520,165

Limited Partners' shares outstanding	1,200,000	1,200,000
Net asset value per share	$11.28	$13.69
Market value per share	$11.26	$13.81

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2015

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG November 2015 contracts, expiring October 2015	41	$(301,310)	(2.23)
NYMEX Natural Gas Futures NG December 2015 contracts, expiring November 2015	41	(273,330)	(2.02)
NYMEX Natural Gas Futures NG January 2016 contracts, expiring December 2015	41	(437,565)	(3.23)
NYMEX Natural Gas Futures NG February 2016 contracts, expiring January 2016	41	(213,530)	(1.58)
NYMEX Natural Gas Futures NG March 2016 contracts, expiring February 2016	41	(206,880)	(1.53)
NYMEX Natural Gas Futures NG April 2016 contracts, expiring March 2016	41	(154,762)	(1.14)
NYMEX Natural Gas Futures NG May 2016 contracts, expiring April 2016	42	(98,169)	(0.72)
NYMEX Natural Gas Futures NG June 2016 contracts, expiring May 2016	41	(178,370)	(1.32)
NYMEX Natural Gas Futures NG July 2016 contracts, expiring June 2016	41	(141,938)	(1.05)
NYMEX Natural Gas Futures NG August 2016 contracts, expiring July 2016	41	(155,470)	(1.15)
NYMEX Natural Gas Futures NG September 2016 contracts, expiring August 2016	41	(106,330)	(0.78)
NYMEX Natural Gas Futures NG October 2016 contracts, expiring September 2016	41	(72,902)	(0.54)
Total Open Futures Contracts*	493	$(2,340,556)	(17.29)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.19%, 2/04/2016	$1,000,000	$999,352	7.39
0.22%, 2/11/2016	1,000,000	999,206	7.38
Total Treasury Obligations		1,998,558	14.77

United States - Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	6,510,691	6,510,692	48.09
Wells Fargo Advantage Government Money Market Fund - Class I	3,000,000	3,000,000	22.16
Total Money Market Funds		9,510,692	70.25
Total Cash Equivalents		$11,509,250	85.02

* Collateral amounted to $2,957,554 on open future contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed contracts	$(696,645)	$17,110	$(5,095,785)	$2,485,620
Change in unrealized gain (loss) on open contracts	(1,179,075)	(1,351,640)	2,579,334	(1,612,110)
Dividend income	740	726	2,180	2,074
Interest income	826	489	2,048	1,616
ETF transaction fees	1,050	-	5,600	4,200

Total income (loss)	(1,873,104)	(1,333,315)	(2,506,623)	881,400

Expenses
General Partner management fees (Note 3)	28,510	30,490	94,549	110,702
Professional fees	26,422	42,410	74,624	136,892
Brokerage commissions	1,078	641	4,822	2,522
Directors' fees and insurance	715	1,340	2,493	4,651
License fees	570	610	1,891	2,214

Total expenses	57,295	75,491	178,379	256,981

Expense waiver (Note 3)	(23,085)	(39,383)	(64,848)	(118,128)

Net expenses	34,210	36,108	113,531	138,853

Net income (loss)	$(1,907,314)	$(1,369,423)	$(2,620,154)	$742,547
Net income (loss) per limited partnership share	$(1.54)	$(1.52)	$(2.41)	$(0.28)
Net income (loss) per weighted average limited partnership share	$(1.56)	$(1.52)	$(1.99)	$0.72
Weighted average limited partnership shares outstanding	1,224,457	900,000	1,316,484	1,025,641

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the nine months ended September 30, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$-	$16,426,468	$16,426,468
Addition of 750,000 partnership shares	-	9,614,195	9,614,195
Redemption of 750,000 partnership shares	-	(9,882,640)	(9,882,640)
Net income (loss)	-	(2,620,154)	(2,620,154)

Balances, at September 30, 2015	$-	$13,537,869	$13,537,869

Net Asset Value Per Share:
At December 31, 2014			$13.69
At September 30, 2015			$11.28

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2015 and 2014

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(2,620,154)	$742,547
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	2,567,618	(1,292,918)
Unrealized (gain) loss on open futures contracts	(2,579,334)	1,612,110
(Increase) decrease in receivable from General Partner	1,418	45,092
(Increase) decrease in dividends receivable	1	425
(Increase) decrease in directors' fees and insurance receivable	(423)	(1,102)
(Increase) decrease in ETF transaction fees receivable	350	-
Increase (decrease) in General Partner management fees payable	(2,110)	(8,536)
Increase (decrease) in professional fees payable	(18,646)	(78,142)
Increase (decrease) in brokerage commissions payable	-	(1,260)
Increase (decrease) in license fees payable	(88)	(429)
Net cash provided by (used in) operating activities	(2,651,368)	1,017,787

Cash Flows from Financing Activities:
Addition of partnership shares	10,347,656	-
Redemption of partnership shares	(9,882,640)	(11,987,259)
Net cash provided by (used in) financing activities	465,016	(11,987,259)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,186,352)	(10,969,472)

Cash and Cash Equivalents, beginning of period	15,113,447	25,514,584
Cash and Cash Equivalents, end of period	$12,927,095	$14,545,112

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2015 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“UNL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. UNL is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). UNL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UNL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less UNL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of UNL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contracts as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests.”  As of September 30, 2015, UNL held 493 Natural Gas Futures Contracts for natural gas traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures.

UNL commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of UNL. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”) and United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.”

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009 by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of September 30, 2015, UNL had registered a total of 30,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. UNL earns income on funds held at the custodian or futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UNL is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2015.

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

Calculation of Per Share NAV

UNL’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. UNL uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2015 and 2014, UNL did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2015 are estimated to be a total of $3,000 for UNL and, in the aggregate for UNL and the Related Public Funds, $569,300.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2015 and 2014, UNL incurred $1,891 and $2,214, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $86,000 for the year ending December 31, 2015.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses normally borne by UNL to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2015, USCF waived $64,848 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

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

Brown Brothers Harriman & Co. Agreements

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

Brokerage and Futures Commission Merchant Agreements

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

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Total commissions accrued to brokers	$4,822	$2,522
Total commissions as an annualized percentage of average net assets	0.04%	0.02%
Commissions accrued as a result of rebalancing	$3,593	$1,150
Percentage of commissions accrued as a result of rebalancing	74.51%	45.60%
Commissions accrued as a result of creation and redemption activity	$1,229	$1,372
Percentage of commissions accrued as a result of creation and redemption activity	25.49%	54.40%

The increase in UNL’s total commissions accrued to brokers for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was a result of a higher number of futures contracts being held and traded as a result of lower futures prices, allowing UNL to hold and trade more contracts during the nine months ended September 30, 2015.

NYMEX Licensing Agreement

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

UNL may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange OTC swap transaction agree to extinguish their OTC swap and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

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

All of the futures contracts held by UNL through September 30, 2015 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risks associated with counterparty non-performance. OTC swaps subject UNL to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

UNL’s cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of UNL’s assets posted with that FCM; however, the majority of UNL’s assets are held in cash and/or cash equivalents with UNL’s custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of UNL’s custodian, however, could result in a substantial loss of UNL’s assets.

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2015 and December 31, 2014, UNL held investments in money market funds in the amounts of $9,510,692 and $9,510,692, respectively. UNL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2015 and December 31, 2014, UNL held cash deposits and investments in Treasuries in the amounts of $6,373,957 and $11,127,927, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2015 (Unaudited)	For the nine months ended September 30, 2014 (Unaudited)
Per Share Operating Performance:

Net asset value, beginning of period	$13.69	$18.32
Total income (loss)	(2.32)	(0.14)
Net expenses	(0.09)	(0.14)
Net decrease in net asset value	(2.41)	(0.28)
Net asset value, end of period	$11.28	$18.04

Total Return	(17.60)%	(1.53)%

Ratios to Average Net Assets

Total income (loss)	(14.87)%	4.47%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.66%	0.99%
Expenses waived*	(0.51)%	(0.80)%
Net expenses excluding management fees*	0.15%	0.19%
Net income (loss)	(15.55)%	3.76%

*	Annualized

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

The following table summarizes the valuation of UNL’s securities at September 30, 2015 using the fair value hierarchy:

At September 30, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$11,509,250	$11,509,250	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,340,556)	(2,340,556)	—	—

During the nine months ended September 30, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNL’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$12,510,147	$12,510,147	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(4,919,890)	(4,919,890)	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

UNL has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(2,340,556)	$(4,919,890)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2015		For the nine months ended September 30, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$(5,095,785)		$2,485,620

	Change in unrealized gain (loss) on open positions		$2,579,334		$(1,612,110)

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

UNL accomplishes its objective through investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) swaps that are based on the price of natural gas, crude oil and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net position back to the accountability level. As of September 30, 2015, UNL held 493 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on ICE Futures. For the nine months ended September 30, 2015, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the nine months ended September 30, 2015, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

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

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., an FCM), and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM, due to its guarantees of its customers’ trades with the CCP.

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

Certain index-based credit default swaps and interest rate swaps are subject to mandatory clearing. If UNL enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, UNL will be required to centrally clear those swaps.

To the extent that a swap is required to be cleared, it must also be executed on a SEF or DCM if it is designated as “made available to trade” by a SEF or DCM. “Made available to trade” refers to the regulatory process by which the SEF or DCM execution requirement is implemented by the CFTC. To date, only certain of the index-based credit default swaps and interest rate swaps that are required to be cleared are made available to trade on a SEF. If UNL enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, UNL will be required to execute those swaps on a SEF if they are designated as made available to trade. In order to execute swaps on a SEF, UNL will have to be a member of a SEF or it may access the SEF through an intermediary. Members of a SEF are subject to additional requirements under CFTC regulations and are subject to the rules and jurisdiction of the relevant SEF.

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

Price Movements

Natural gas futures prices were volatile during the nine months ended September 30, 2015. The average price of the Benchmark Futures Contracts started the period at $3.057. It rose during the course of the period and hit a peak on January 14, 2015 of $3.248. The average low price of the period was on September 30, 2015, when the average price of the Benchmark Futures Contracts was $2.746. The average price of the Benchmark Futures Contracts on September 30, 2015 was $2.746, a decrease of approximately (10.17)% over the period. UNL’s per share NAV began the period at $13.69 and ended the period at $11.28 on September 30, 2015, a decrease of approximately (17.60)% over the period. UNL’s per share NAV reached its high for the period on January 14, 2015 at $14.54 and reached its low for the period on September 30, 2015 at $11.28. The average Benchmark Futures Contract prices listed above began with the February 2015 contract to January 2016 contracts and ended with the November 2015 to October 2016 contracts. The decrease of approximately (10.17)% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the nine months ended September 30, 2015, the natural gas futures market was primarily in a period of contango. During periods of contango, the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month natural gas Futures Contract was typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNL has not registered any subsequent offerings of its shares. As of September 30, 2015, UNL had issued 5,150,000 shares, 1,200,000 of which were outstanding. As of September 30, 2015, there were 24,850,000 shares registered but not yet issued.

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

As of September 30, 2015, UNL had the following Authorized Participants: Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Newedge USA LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Average daily total net assets	$16,854,893	$19,734,395
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$4,228	$3,690
Annualized yield based on average daily total net assets	0.03%	0.02%
Management fee	$94,549	$110,702
Total fees and other expenses excluding management fees	$83,830	$146,279
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$64,848	$118,128
Expenses before allowance for the expense waiver	$178,379	$256,981
Expenses after allowance for the expense waiver	$113,531	$138,853
Total commissions accrued to brokers	$4,822	$2,522
Total commissions as annualized percentage of average total net assets	0.04%	0.02%
Commissions accrued as a result of rebalancing	$3,593	$1,150
Percentage of commissions accrued as a result of rebalancing	74.51%	45.60%
Commissions accrued as a result of creation and redemption activity	$1,229	$1,372
Percentage of commissions accrued as a result of creation and redemption activity	25.49%	54.40%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were similar during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was similar during the nine months ended September 30, 2015.

The decrease in gross total expenses excluding management fees for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to a decrease in certain of UNL’s operating expenses.

The increase in UNL’s total commissions accrued to brokers for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was a result of a higher number of futures contracts being held and traded as a result of lower futures prices, allowing UNL to hold and trade more contracts during the nine months ended September 30, 2015.

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	For the three months ended September 30, 2015	For the three months ended September 30, 2014
Average daily total net assets	$15,081,467	$16,128,909
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,566	$1,215
Annualized yield based on average daily total net assets	0.04%	0.03%
Management fee	$28,510	$30,490
Total fees and other expenses excluding management fees	$28,785	$45,001
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$23,085	$39,383
Expenses before allowance for the expense waiver	$57,295	$75,491
Expenses after allowance for the expense waiver	$34,210	$36,108
Total commissions accrued to brokers	$1,078	$641
Total commissions as annualized percentage of average total net assets	0.03%	0.02%
Commissions accrued as a result of rebalancing	$474	$641
Percentage of commissions accrued as a result of rebalancing	43.97%	100.00%
Commissions accrued as a result of creation and redemption activity	$604	$-
Percentage of commissions accrued as a result of creation and redemption activity	56.03%	-%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were similar during the three months ended September 30, 2015, compared to the three months ended September 30, 2014. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was similar during the three months ended September 30, 2015.

The decrease in gross total expenses excluding management fees for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was primarily due to a decrease in certain of UNL’s operating expenses.

The increase in UNL’s total commissions accrued to brokers for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was a result of a higher number of futures contracts being held and traded as a result of lower futures prices, allowing UNL to hold and trade more contracts during the three months ended September 30, 2015.

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

For the 30 valuation days ended September 30, 2015, the simple average daily change in the average of the Benchmark Futures Contracts was (0.266)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.270)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was 0.964%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL shares to the public on November 18, 2009 to September 30, 2015, the simple average daily change in the average price of its Benchmark Futures Contracts was (0.081)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.085)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (0.603)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended September 30, 2015; the second graph measures monthly changes from September 30, 2010 through September 30, 2015.

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

For the nine months ended September 30, 2015, the actual total return of UNL as measured by changes in its per share NAV was (17.60)%. This is based on an initial per share NAV of $13.69 as of December 31, 2014 and an ending per share NAV as of September 30, 2015 of $11.28. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $11.35 as of September 30, 2015, for a total return over the relevant time period of (17.09)%. The difference between the actual per share NAV total return of UNL of (17.60)% and the expected total return based on the Benchmark Futures Contracts of (17.09)% was an error over the time period of (0.51)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2014, the actual total return of UNL as measured by changes in its per share NAV was (1.53)%. This was based on an initial per share NAV of $18.32 as of December 31, 2013 and an ending per share NAV as of September 30, 2014 of $18.04. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $18.16 as of September 30, 2014, for a total return over the relevant time period of (0.87)%. The difference between the actual per share NAV total return of UNL of (1.53)% and the expected total return based on the Benchmark Futures Contracts of (0.87)% was an error over the time period of (0.66)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UNL pays, offset in part by the income that UNL collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact UNL’s ability to accurately track its Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the nine months ended September 30, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts over time.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses.  The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2015. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UNL will continue to be higher than interest earned by UNL. As such, USCF anticipates that UNL will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts. During the nine months ended September 30, 2015, UNL did not hold Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between September 30, 2005 and September 30, 2015. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

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

Natural Gas Market. During the nine months ended September 30, 2015, natural gas prices in the United States were volatile and finished the period lower than the beginning of the year. Prices were impacted by several factors. During the first quarter, seasonal demand and persistent cold in some parts of the country was offset by warmer weather in the western United States and record natural gas production. Storage levels fell persistently during the first quarter, but were significantly higher than the same time one year ago. Storage levels also trended near the five-year-average storage level throughout the quarter. Inventories persistently rose throughout the second quarter. As of September 30, 2015, the amount of natural gas in storage had reached 3,538 billion cubic feet, which was approximately 4.5% above the five-year average and 14.1% above 2014 levels.

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

For the ten-year time period between September 30, 2005 and September 30, 2015, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

Correlation Matrix September 30, 2005 - 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.293)	0.961	0.422	0.420	0.398	0.114
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(.268)	(0.371)	(0.329)	(0.375)	(0.112)
Global Equities (FTSE World Index)			1.000	0.508	0.487	0.458	0.147
Crude Oil				1.000	0.798	0.745	0.256
Diesel-Heating Oil					1.000	0.751	0.277
Unleaded Gasoline						1.000	0.161
Natural Gas							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2015, the movement of natural gas remained neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, crude oil and diesel-heating oil. However, movements in natural gas were correlated to movements in unleaded gasoline.

Correlation Matrix 12 months ended September 30, 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.315)	0.945	(0.89)	0.364	0.355	0.119
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.289)	(0.544)	(0.658)	(0.528)	(0.262)
Global Equities (FTSE World Index)			1.000	0.109	0.469	0.569	0.248
Crude Oil				1.000	0.655	0.726	0.480
Diesel-Heating Oil					1.000	0.741	0.408
Unleaded Gasoline						1.000	0.573
Natural Gas							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing UNL’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by UNL for its Natural Gas Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UNL estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

UNL has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UNL has met, and it is anticipated that UNL will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UNL’s liquidity needs include: redeeming shares, providing margin deposits for its existing Natural Gas Futures Contracts or the purchase of additional Natural Gas Futures Contracts and posting collateral for its OTC swaps and payment of its expenses, summarized below under “Contractual Obligations.”

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the nine months ended September 30, 2015, UNL’s expenses exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2015, UNL used other assets to pay expenses, which could cause a decrease in UNL’s NAV over time. To the extent expenses exceed income, UNL’s NAV will be negatively impacted.

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Natural Gas Futures Contracts. During the nine months ended September 30, 2015, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

Credit Risk

When UNL enters into Natural Gas Futures Contracts and Other Natural Gas-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Natural Gas Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. UNL is not currently a member of any clearinghouse. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to UNL in such circumstances.

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

If, in the future, UNL purchases OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2015, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $15,884,649 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2015, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

European Sovereign Debt

UNL had no direct exposure to European sovereign debt as of September 30, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

In addition to USCF’s management fee, UNL pays its brokerage fees (including fees to an FCM), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UNL’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to an FCM are on a contract-by-contract, or round turn, basis. UNL also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of September 30, 2015, UNL’s portfolio consisted of 493 Natural Gas Futures NG Contracts traded on the NYMEX. As of September 30, 2015, UNL did not hold any Natural Gas Futures Contracts traded on ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.unitedstatescommodityfunds.com.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

UNL may purchase OTC swaps. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

UNL may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP transactions”). In the most common type of EFRP transaction entered into by UNL, the OTC component is the purchase or sale of one or more baskets of UNL shares. These EFRP transactions may expose UNL to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by USCF’s board of directors (the “Board”). Furthermore, USCF on behalf of UNL only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. UNL will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC swaps, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

During the nine month reporting period ended September 30, 2015, UNL limited its OTC activities to EFRP transactions.

UNL anticipates that the use of Other Natural Gas-Related Investments together with its investments in Natural Gas Futures Contracts will produce price and total return results that closely track the investment goals of UNL. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Natural Gas Futures Contracts, which may impact UNL’s ability to successfully track the Benchmark Futures Contracts.

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

Date: November 13, 2015

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 13, 2015

