Form 10-K
period 2015-12-31
United States 12 Month Natural Gas Fund, LP
filed 2016-03-24
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2015.

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

☐ Yes    ☒ No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2015 was: $15,336,000.

The registrant had 1,350,000 outstanding shares as of March 21, 2016.

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

USCF also serves as general partner or sponsor of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States Short Oil Fund, LP (“DNO”), the United States Brent Oil Fund, LP (“BNO”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”). USO, UNG, USL, UGA, UHN, DNO, BNO, USCI, CPER and USAG are actively operating funds and all are listed on the NYSE Arca, and referred to collectively herein as the “Related Public Funds.” The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in UNL may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the U.S. Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

On January 30, 2015, USCF as the sponsor of United States Commodity Index Funds Trust (the “Trust”) and its series the United States Metals Index Fund (‘USMI”) announced that its officers and the sole member had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Exchange Act, and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the SEC. USCF has submitted written notice to the NYSE Arca its decision to liquidate USMI, terminate the offering and to terminate USMI’s obligations under the Exchange Act.

USCF is required to evaluate the credit risk of UNL to the futures commission merchant (“FCM”), oversee the purchase and sale of UNL’s shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of UNL and manage UNL’s investments. USCF also pays the fees of ALPS Distributors, Inc., (“ALPS Distributors”), which serves as the marketing agent for UNL (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for UNL.

Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis. If USCF voluntarily withdraws as general partner, however, the holders of a majority of UNL’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing USCF and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of UNL’s outstanding shares (excluding shares owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of UNL, effective as of March 1, 2013 (as amended from time to time, the “LP Agreement”).

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of four management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to the terms of the Sixth Amended and Restated Limited Liability Company Agreement of USCF, dated as of May 15, 2015 (as amended from time to time, the “LLC Agreement”). Through its Management Directors, USCF manages the day-to-day operations of UNL. The Board has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III and Peter M. Robinson). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does UNL Operate?

An investment in the shares provides a means for diversifying an investor’s portfolio or hedging exposure to changes in natural gas prices. An investment in the shares allows both retail and institutional investors to easily gain this exposure to the natural gas market in a transparent, cost-effective manner.

The net assets of UNL consist primarily of investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K.

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

The shares issued by UNL may only be purchased by Authorized Participants and only in blocks of 50,000 shares, called “Creation Baskets”. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of shares in the Creation Basket. Similarly, only Authorized Participants may redeem shares and only in blocks of 50,000 shares, called “Redemption Baskets”. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of the shares in the Redemption Basket. The purchase price for Creation Baskets, and the redemption price for Redemption Baskets are the actual NAV calculated at the end of the business day when a request for a purchase or redemption is received by UNL. The NYSE Arca publishes an approximate per share NAV intra-day based on the prior day’s per share NAV and the current price of the Benchmark Futures Contracts, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per share NAV calculated at the end of the day.

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

The specific Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of UNL’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the natural gas market, position limits or other regulatory requirements limiting UNL’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Natural Gas-Related Investments. To the extent that UNL invests in Other Natural Gas-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contracts, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the OTC market. If UNL is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Natural Gas-Related Investments, a substantial portion of UNL’s assets could be invested in accordance with such priority in Other Natural Gas-Related Investments that are intended to replicate the return on the Benchmark Futures Contracts. As UNL’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Natural Gas-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on UNL’s ability to invest in OTC transactions and cleared swaps.

USCF may not be able to fully invest UNL’s assets in the Futures Contracts having an aggregate notional amount exactly equal to UNL’s NAV. For example, as standardized contracts, the Futures Contracts are for a specified amount of a particular commodity, and UNL’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, UNL may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Futures Contracts through the use of Other Natural Gas-Related Investments, such as OTC contracts that have better correlation with changes in price of the Benchmark Futures Contracts.

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

Diesel-Heating Oil. Diesel-heating oil, also known as No. 2 fuel oil, accounts for 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The diesel-heating Oil Futures Contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market center. The ICE Futures also offers a diesel-heating Oil Futures Contract which trades in units of 42,000 U.S. gallons (1,000 barrels). The diesel-heating Oil Futures Contract is cash-settled against the prevailing market price for heating oil delivered to the New York Harbor.

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

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, futures exchanges and, for certain contracts, the CFTC have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment in UNL is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in a Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL could be ordered to reduce its aggregate position back to the accountability level. As of December 31, 2015, UNL held 520 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the year ended December 31, 2015, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contracts to expire to the next month contracts during a one-day period beginning two weeks from expiration of the contracts. For the year ended December 31, 2015, UNL did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UNL may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules may affect UNL, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UNL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNL. See “The Commodity Interest Markets – Regulation” in this annual report on Form 10-K for additional information.

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

As a result of the foregoing, typically 5% to 30% of UNL’s assets are held as margin in segregated accounts with an FCM. In addition to the Treasuries and cash it posts with the FCM for the Futures Contracts it owns, UNL may hold, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as other collateral to support its OTC contracts. UNL earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian or FCM. UNL anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts. UNL reinvests the earned income, holds it in cash, or uses it to pay its expenses. If UNL reinvests the earned income, it makes investments that are consistent with its investment objective.

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

OTC Derivatives (Including Spreads and Straddles)

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

In addition to the Futures Contracts and options on the Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to natural gas. These derivatives transactions (also known as OTC contracts) are usually entered into between two parties in private contracts. Unlike most of the exchange-traded Futures Contracts or exchange-traded options on the Futures Contracts, each party to such contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract. To reduce the credit risk that arises in connection with such contracts, UNL will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty.

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

UNL also employs ALPS Distributors as its marketing agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

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

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661. Effective October 10, 2013, RBC Capital became the futures clearing broker for UNL. Both RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

RBC Capital Markets LLC (RBC)

RBC is a large broker-dealer subject to many different complex legal and regulatory requirements.  As a result, certain of RBC's regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RBC with respect to issues raised in various investigations.  RBC complies fully with its regulators in all investigations being conducted and in all settlements it reaches.  In addition, RBC is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations.  RBC complies fully with all settlements it reaches and all orders, awards and judgments made against it.

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

On June 18, 2015, in connection with the SEC's Municipalities Continuing Disclosure Cooperation (MCDC) initiative, the SEC commenced and settled an administrative proceeding against RBC Capital Markets, LLC for willful violations of Sections 17(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) after the firm self-reported instances in which it conducted inadequate due diligence in certain municipal securities offerings and as a result, failed to form a reasonable basis for believing the truthfulness of certain material representations in official statements issued in connection with those offerings. RBC paid a fine of $500,000.

On July 31, 2015, RBC Capital Markets, LLC was added as a new defendant in a pending putative class action initially filed in November 2013 in the United States District Court for the Southern District of New York. The action is brought against multiple foreign exchange dealers and alleges collusive behavior, among other allegations, in foreign exchange trading. The action is in its initial stages as it relates to the new defendants, including RBC Capital Markets, LLC.  On September 11, 2015, a class action lawsuit was filed in the Ontario Superior Court of Justice and a motion for authorization of a class action was filed in the Quebec Superior Court, both on behalf of an alleged class of Canadian investors, against Royal Bank of Canada, RBC Capital Markets, LLC and a number of other foreign exchange dealers. The Canadian class actions allege that the defendants conspired to manipulate the prices of currency trades and are in their initial stages. Based on the facts currently known, it is not possible to predict the ultimate outcome of the Foreign Exchange Matters or the timing of their ultimate resolution.

On October 14, 2014, the Delaware Court of Chancery (the Court of Chancery) in a class action brought by former shareholders of Rural/Metro Corporation, held RBC Capital Markets, LLC liable for aiding and abetting a breach of fiduciary duty by three Rural/Metro directors, but did not make an additional award for attorney’s fees. A final judgment was entered on February 19, 2015 in the amount of US$93 million plus post judgment interest. RBC Capital Markets, LLC appealed the Court of Chancery’s determination of liability and quantum of damages, and the plaintiffs cross-appealed the ruling on additional attorneys’ fees. On November 30, 2015, the Delaware Supreme Court affirmed the Court of Chancery with respect to both the appeal and cross-appeal. RBC Capital Markets, LLC is cooperating with an investigation by the U.S. Securities and Exchange Commission relating to this matter.

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

On September 27, 2011, the SEC commenced and settled an administrative proceeding against RBC for willful violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act for negligently selling the collateralized debt obligations to five Wisconsin school districts despite concerns about the suitability of the product.  The firm agreed to pay disgorgement of $6.6 million, prejudgment interest of $1.8 million, and a civil monetary penalty of $22 million.

RBC Capital Markets, LLC, RBC Europe, Ltd. and RBC USA Holdco Corporation are defendants in a lawsuit relating to their role in transactions involving investments made by a number of Wisconsin school districts in certain collateralized debt obligations. These transactions were also the subject of a regulatory investigation. In September 2011, we reached a settlement with the Securities and Exchange Commission which was paid to the school districts through a Fair Fund. Based on the facts currently known, it is not possible at this time to predict the ultimate outcome of this proceeding or the timing of its resolution; however, management believes the ultimate resolution of this proceeding will not have a material adverse effect on our consolidated financial position or results of operations.

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

Currently, USCF does not employ commodity trading advisors for the trading of UNL contracts.  USCF currently does, however, employ Summerhaven Investment Management, LLC as a trading advisor for CPER, USAG and USCI. If, in the future, USCF does employ commodity trading advisors for UNL, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

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

Fees and Compensation Arrangements between UNL and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by UNL
RBC Capital Markets, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	UNL pays this compensation.

New York Mercantile Exchange Licensing Fee(4) – 0.015% on all net assets.

(4)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. UNL is responsible for its pro rata share of the assets held by UNL and the Related Public Funds, other than BNO, USCI, CPER and USAG.

Expenses Paid or Accrued by UNL from Inception through December 31, 2015 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$1,301,438
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$61,910
Other Amounts Paid or Accrued(5):	$1,091,428
Total Expenses Paid or Accrued:	$2,454,776
Expenses Waived(6):	$(788,646)
Total Expenses Paid or Accrued Excluding Expenses Waived(6):	$1,666,130

(5)	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(6)	USCF has voluntarily agreed to pay certain expenses typically borne by UNL, to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis, through at least April 30, 2016. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by UNL from Inception through December 31, 2015 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.74% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.04% annualized
Other Amounts Paid or Accrued(7):	0.61% annualized
Total Expenses Paid or Accrued:	1.39% annualized
Expenses Waived(8):	(0.45)% annualized
Total Expenses Paid or Accrued Excluding Expenses Waived(8):	0.94% annualized

(7)	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(8)	USCF has voluntarily agreed to pay certain expenses typically borne by UNL, to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis, through at least April 30, 2016. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. UNL also pays the fees and expenses associated with its audit, tax accounting and reporting requirements. These fees were approximately $86,000 for the fiscal year ended December 31, 2015. In addition, UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ended December 31, 2015 were $569,303 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2015 was $3,140.

Form of Shares

Registered Form. Shares are issued in registered form in accordance with the LP Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring shares in certificated form. The Administrator keeps a record of all limited partners and holders of the shares in certificated form in the registry. USCF recognizes transfers of shares in certificated form only if done in accordance with the LP Agreement. The beneficial interests in such shares are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of UNL (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by UNL, without the consent of any limited partner or shareholder or Authorized Participant. From July 1, 2011 through December 31, 2015 (and continuing at least through April 30, 2016), the applicable transaction fee paid by Authorized Participants is $350 for each order placed to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. Authorized Participants who make deposits with UNL in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UNL or USCF, and no such person will have any obligation or responsibility to USCF or UNL to effect any sale or resale of shares. As of December 31, 2015, 9 Authorized Participants had entered into agreements with USCF on behalf of UNL. During the year ended December 31, 2015, UNL issued 18 Creation Baskets and redeemed 15 Redemption Baskets.

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

Under the Authorized Participant Agreement, USCF, and UNL under limited circumstances, have agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

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

By placing a purchase order, an Authorized Participant agrees to deposit Treasuries, cash, or a combination of Treasuries and cash, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Participant must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Participants may not withdraw a creation request, except as otherwise set forth in the procedures in the Authorized Participant Agreement.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a purchase order, an Authorized Participant agrees to (1) deposit Treasuries, cash or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC energy transaction (through itself or a designated acceptable broker) with UNL for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Participant fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet UNL’s investment objective and shall be purchased as a result of the Authorized Participant’s purchase of shares.

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

By placing a redemption order, an Authorized Participant agrees to deliver the baskets to be redeemed through DTC’s book-entry system to UNL, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to UNL’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Participant may not withdraw a redemption order, except as otherwise set forth in the procedures in the Authorized Participant Agreement.

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. By placing a redemption order, an Authorized Participant agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to UNL’s account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC energy transaction (through itself or a designated acceptable broker) with UNL for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Participant fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet UNL’s investment objective and shall be sold as a result of the Authorized Participant’s sale of shares.

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

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the limited partners or shareholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of UNL’s assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an OTC contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

Creation and Redemption Transaction Fee

To compensate UNL for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to UNL per order to create or redeem baskets, regardless of the number of baskets in such order. From July 1, 2011 through December 31, 2015 (and continuing at least through April 30, 2016), the applicable transaction fee paid by Authorized Participants is $350 for each order they placed to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

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

Investments

USCF causes UNL to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest UNL’s assets in Futures Contracts and Other Natural Gas-Related Investments and investments in Treasuries, cash and/or cash equivalents. When UNL purchases a Futures Contract and certain exchange-traded Other Natural Gas-Related Investments, UNL is required to deposit 5% to 30% with the selling FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Natural Gas Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in OTC Natural Gas Interests will generally impose similar collateral requirements on UNL. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

•	held on deposit with the FCM or other custodian,
•	used for other investments, and
•	held in bank accounts to pay current obligations and as reserves.

Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC Natural Gas Interests based on changes in the value of the Natural Gas Interests. Furthermore, ongoing collateral requirements with respect to OTC Natural Gas Interests are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under a Natural Gas Interest and each party’s creditworthiness. In light of the differing requirements for initial payments under exchange-traded and OTC Natural Gas Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of UNL’s assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by UNL will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for UNL’s benefit.

An FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to UNL to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

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

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. The CEA provides for varying degrees of regulation of commodity interest transactions depending upon: (1) the type of instrument being traded (e.g., contracts for future delivery, forwards, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (e.g. retail or eligible contract participant), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization.

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

Regulation exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, certain regulatory requirements applicable to swaps (such as clearing and margin). The final exemption does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps, and non-deliverable forwards.

While the U.S. government does not currently impose any restrictions on the movements of currencies, it could choose to do so. The imposition or relaxation of exchange controls in various jurisdictions could significantly affect the market for that and other jurisdictions’ currencies. Trading in the interbank market also exposes UNL to a risk of default since failure of a bank with which UNL had entered into a forward contract would likely result in a default and thus possibly substantial losses to UNL.

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

Regardless of how much the market swings, the most an option buyer can lose is the option premium. The option buyer deposits his premium with his broker, and the money goes to the option seller. Option sellers, on the other hand, face risks similar to participants in the futures markets. For example, since the seller of a call option is assigned a short futures position if the option is exercised, his risk is the same as someone who initially sold a futures contract. Because no one can predict exactly how the market will move, the option seller typically posts margin to demonstrate his ability to meet any potential contractual obligations.

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

Some swap transactions are cleared through central counterparties. “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a central clearing counterparty, via a clearing member (i.e., an FCM), and replaced by two mirror swaps, with the central clearing counterparty becoming the counterparty to both of the initial parties to the swap. These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty. Once accepted by the clearing house, the original swap transaction is novated and the central counterparty becomes the counterparty to a trade with each of the original parties based upon the trade terms determined in the original transaction. In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

Regulation

Futures exchanges in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, exempt board of trade or electronic trading facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder and administered by the CFTC. The CFTC is the governmental agency charged with responsibility for regulation of futures exchanges and commodity interest trading. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

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

UNL’s investors are afforded prescribed rights for reparations under the CEA against USCF (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or an FCM, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are discussed several key regulatory items that are relevant to UNL. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. In addition, with regard to any other rules that the CFTC or SEC may adopt in the future, the effect of any such regulatory changes on UNL is impossible to predict, but it could be substantial and adverse.

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

The CFTC has proposed to adopt limits on speculative positions in 28 physical commodity futures and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets and rules addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control, (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UNL may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a ten percent (10%) or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules may affect UNL, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UNL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNL.

Margin Requirements

Futures and Clear Swaps

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

Margin requirements are computed each day by the relevant clearing organization and a trader’s clearing broker. When the market value of a particular open commodity interest position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. With respect to trading by UNL, UNL (and not its investors personally) is subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

Options

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option, on the other hand, he or she may be required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

OTC Swaps

In October 2015 the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the FHFA (each an Agency and, collectively, the Agencies) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (Swap Entities) that are subject to the jurisdiction of one of the Agencies (such entities, Covered Swap Entities, and the joint final rules, the Final Margin Rules).

When they take effect, the Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities, and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Final Margin Rules), to a mandatory two-way minimum initial margin requirement. The minimum amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity. The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin for non-cleared swaps and non-cleared security-based swaps with financial end users (generally cash, certain government, government-sponsored enterprise securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold); and sets forth haircuts for certain collateral asset classes.

The Final Margin Rules will require minimum variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The minimum variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously posted or collected. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be posted or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

The Fund is not a Covered Swap Entity under the Final Margin Rules but it is a financial end-user. Accordingly, the Fund will be subject to the variation margin requirements of the Final Margin Rules, which will become effective for the Fund on March 1, 2017. However, the Fund will not have material swaps exposure and, accordingly, the Fund will not be subject to the initial margin requirements of the Final Margin Rules.

The CFTC and the SEC are required to adopt their own versions of the Final Margin Rules that are comparable to the Final Margin Rules. The CFTC’s and SEC’s rules will only apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. The CFTC finalized its margin rules on December 16, 2015. The CFTC’s rules are substantially the same as the Final Margin Rules. The SEC has yet to finalize its margin rules.

Mandatory Clearing of Swaps

Regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract and such contract is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if UNL enters into any of the interest rate or index-based credit default swaps that are subject to these requirements, such swaps will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require UNL to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the relevant clearing organization, subject to certain regulatory requirements and guidelines.

Other Requirements for Swaps

Swaps that are not required to be cleared and executed on an SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among other things, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. If UNL engages in non-cleared swap transactions it may be subject to some or all of these requirements.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). EMIR imposes requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. UNL may be indirectly impacted by EMIR to the extent that it engages in derivatives transactions with counterparties that are subject to EMIR.

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

Intellectual Property

USCF owns trademark registrations for the UNITED STATES 12 MONTH NATURAL GAS FUND (U.S. Reg. No. 3783071) for “financial investment services in the field of natural gas futures contracts, cash-settled options on natural gas futures contracts, forward contracts for natural gas, OTC transactions based on the price of natural gas, and indices based on the foregoing,” in use since November 18, 2009, UNL UNITED STATES 12 MONTH NATURAL GAS FUND, LP (and 12 and Flame Design) (U.S. Reg. No. 4440925) for “financial investment services in the field of natural gas futures contracts, cash-settled options on natural gas futures contracts, forward contracts for natural gas, OTC transactions based on the price of natural gas, and indices based on the foregoing” in use since September 30, 2012 and UNL UNITED STATES 12 MONTH NATURAL GAS FUND, LP and Design (U.S. Reg. No. 3817685) “financial investment services in the field of natural gas futures contracts, cash-settled options on natural gas futures contracts, forward contracts for natural gas, OTC transactions based on the price of natural gas, and indices based on the foregoing” in use since November 18, 2009. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

USCF owns trademark registrations for USCF (U.S. Reg. No. 3638987) for “fund investment services,” in use since June 24, 2008, and USCF UNITED STATES COMMODITY FUNDS LLC & Design (U.S. Reg. No. 4304004) for “fund investment services,” in use since June 24, 2008. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Item 1A. Risk Factors.

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and UNL’s financial statements and the related notes.

UNL’s investment objective is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of the Benchmark Futures Contracts, less UNL’s expenses. UNL seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Natural Gas-Related Investments such that the daily changes in its NAV, measured in percentage terms, will closely track the changes in the average in the prices of the Benchmark Futures Contracts, also measured in percentage terms. UNL’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in natural gas and to hedge against movements in the spot price of natural gas. An investment in UNL involves investment risk similar to a direct investment in Futures Contracts and Other Natural Gas-Related Investments, and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of natural gas will have an efficient hedge only if the price they pay for their shares closely correlates with the price of natural gas. In addition to investment risk and correlation risk, an investment UNL involves tax risks, OTC and other risks.

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

Economic conditions impacting natural gas. The demand for natural gas correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on natural gas demand and therefore may have an adverse impact on natural gas prices.

Other natural gas demand-related factors. Other factors that may affect the demand for natural gas and therefore its price, include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for natural gas associated with heating; increased competitiveness of alternative energy sources that have so far generally not been competitive with natural gas without the benefit of government subsidies or mandates; and changes in technology or consumer preferences that alter fuel choices, such as toward alternative fueled vehicles.

Other natural gas supply-related factors. Natural gas prices also vary depending on a number of factors affecting supply. For example, increased supply from the development of new natural gas sources and technologies to enhance recovery from existing sources tends to reduce natural gas prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or manufacturing capacity may impact the supply of natural gas. Natural gas supply levels can also be affected by factors that reduce available supplies, such natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the natural gas industry to find, produce, and transport natural gas, which in turn, may affect the supply of and demand for natural gas.

Other factors impacting the natural gas market. The supply of and demand for natural gas may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by the development of alternative energy sources.

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

The CFTC has proposed to adopt limits on speculative positions in 28 physical commodity futures and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets and rules addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control, the Position Limit Rules. The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues – OTC, DCMs, SEFs as well as non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UNL may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a ten percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules may affect UNL, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UNL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNL. See “The Commodity Interest Markets- Regulation” in this annual report on Form 10-K for additional information.

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

OTC Contract Risk

Currently, OTC transactions are subject to changing regulation.

A portion of UNL’s assets may be used to trade OTC contracts, such as forward contracts or swap or spot contracts. OTC contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions. The markets for OTC contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. While certain regulations adopted over the past two years are intended to provide additional protections to participants in the OTC market, the current regulation of the OTC contracts could expose UNL in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. As a result of such regulations, if UNL enters into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UNL to centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. See “Item 1. Business – Regulation” for a discussion of how the OTC market will be subject to much more extensive regulatory oversight.

UNL will be subject to credit risk with respect to counterparties to OTC contracts entered into by UNL or held by special purpose or structured vehicles.

UNL faces the risk of non-performance by the counterparties to the OTC contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to UNL, in which case UNL could suffer significant losses on these contracts.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, UNL may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. UNL may obtain only limited recovery or may obtain no recovery in such circumstances.

Valuing OTC derivatives may be less certain that actively traded financial instruments.

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

OTC contracts that are not subject to clearing may be even less marketable that futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and could adversely impact UNL’s ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

The liquidity of the shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the shares.

In the event that one or more Authorized Participants which have substantial interests in the shares withdraw from participation, the liquidity of the shares will likely decrease, which could adversely affect the market price of the shares and result in investors incurring a loss on their investment.

Shareholders that are not Authorized Participants may only purchase or sell their shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the shares.

Only Authorized Participants may create or redeem Redemption Baskets. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount to NAV per share.

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

In managing and directing the day-to-day activities and affairs of UNL, USCF relies heavily on Messrs. John P. Love and Stuart P. Crumbaugh. If Messrs. Love or Crumbaugh were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of UNL. Furthermore, Messrs. Love or Crumbaugh are currently involved in the management of the Related Public Funds.

The LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is a closely-held private company where the majority of shares has historically been voted by one person.

USCF’s Board of Directors currently consists of four Management Directors, each of whom are shareholders of USCF’s parent, Wainwright Holdings, Inc. (“Wainwright”), and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright, which is the sole member of USCF. Wainwright is a privately held company in which the majority of shares are held by or on behalf of Nicholas D. Gerber and his immediate family members (the “Gerber Family”). Historically, shares of Wainwright have been voted by, and on behalf of, the Gerber Family by Nicholas D. Gerber, and it is anticipated that such trend will continue in the future. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and UNL, including their regulatory obligations.

There is a risk that UNL will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such UNL may not earn any profit.

UNL pays brokerage charges of approximately 0.04% of average total net assets based on brokerage fees of $3.50 per buy or sell, management fees of 0.75% of NAV on its average net assets and OTC spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on UNL’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

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

UNL invests primarily in Futures Contracts, a significant portion of which are traded on United States exchanges, including the NYMEX. However, a portion of UNL’s trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. Trading on such non-U.S. markets or exchanges presents risks because they are not subject to the same degree of regulation as their U.S. counterparts, including potentially different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, UNL is subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

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

Money Market Reform

On July 23, 2014, the SEC adopted to reform money market funds, such that institutional prime money market funds will float their net asset value as well as impose rules such that all money market funds’ boards of directors will be required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates. Money market funds have two years from the date of adoption to implement the reform. UNL currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. It is unclear at this time what the impact of money market reform would have on UNL’s ability to hedge risk, however, the imposition of a floating net asset value could cause UNL to limit remaining assets solely in Treasuries and cash.

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on UNL.

The failure or bankruptcy of a clearing broker could result in a substantial loss of UNL’s assets and could impair UNL in its ability to execute trades.

In the event of the bankruptcy of a clearing broker or an Exchange’s clearing house, UNL could be exposed to a risk of loss with respect to its assets that are posted as margin. If such a bankruptcy were to occur, UNL would be afforded the protections granted to customers of an FCM, and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or an Exchange’s clearing house if the customer property held by the FCM or the Exchange’s clearing house is insufficient to satisfy all customer claims. In any case, there can be no assurance that these protections will be effective in allowing UNL to recover all, or even any, of the amounts it has deposited as margin.

Bankruptcy of a clearing FCM can be caused by, among other things, the default of one of the FCM’s customers. In this event, the Exchange’s clearing house is permitted to use the entire amount of margin posted by UNL (as well as margin posted by other customers of the FCM) to cover the amounts owed by the bankrupt FCM. Consequently, UNL could be unable to recover amounts due to it on its futures positions, including assets posted as margin, and could sustain substantial losses.

On January 13, 2014, new regulations became effective relating to enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and 20 examination programs for FCMs. There can be no assurance that the implementation of these regulations will prevent losses to, or not materially adversely affect, UNL or its investors.

Notwithstanding that UNL could sustain losses upon the failure or bankruptcy of its FCM, the majority of UNL’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian and would not be impacted by the bankruptcy of an FCM.

The failure or bankruptcy of UNL’s Custodian could result in a substantial loss of UNL’s assets.

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

Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, UNL is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of UNL’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of UNL shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. UNL and its shareholders could be negatively impacted as a result. While UNL has established business continuity plans, there are inherent limitations in such plans.

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

	High	Low
Fiscal year 2015
First quarter	$14.54	$12.58
Second quarter	$13.63	$12.00
Third quarter	$13.05	$11.28
Fourth quarter	$11.48	$8.61

	High	Low
Fiscal year 2014
First quarter	$21.04	$17.52
Second quarter	$21.20	$19.20
Third quarter	$19.52	$17.24
Fourth quarter	$18.13	$13.81

As of December 31, 2015, UNL had approximately 1,674 holders of shares.

Dividends

UNL has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UNL does not purchase shares directly from its shareholders; however, in connection with its redemption of baskets held by Authorized Participants, UNL redeemed 15 baskets (comprising 750,000 shares) during the year ended December 31, 2015.

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2015, 2014, 2013, 2012 and 2011)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$13,211	$16,520	$27,656	$43,246	$21,381
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(4,425)	$(3,808)	$4,384	$(4,499)	$(14,068)
Net income (loss)	$(4,548)	$(3,972)	$4,090	$(4,829)	$(14,345)
Weighted-average limited partnership shares	1,305,753	1,031,781	1,866,712	2,132,514	1,039,452
Net income (loss) per share	$(3.97)	$(4.63)	$1.09	$(3.98)	$(13.81)
Net income (loss) per weighted average share	$(3.48)	$(3.85)	$2.19	$(2.26)	$(13.80)
Cash and cash equivalents at end of year	$11,220	$15,113	$25,515	$39,667	$19,719

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

UNL seeks to achieve its investment objective by investing in a combination of natural gas Futures Contracts and Other Natural Gas-Related Investments such that daily changes in its per share NAV, measured in percentage terms, will closely track the daily changes in the average of the prices of the Benchmark Futures Contracts, also measured in percentage terms. USCF believes the daily changes in the average of the prices of the Benchmark Futures Contracts have historically exhibited a close correlation with the daily changes in the spot price of natural gas. It is not the intent of UNL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of or any particular futures contract based on natural gas.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, FINRA, CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact UNL are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Price Movements

Natural gas futures prices were volatile during the year ended December 31, 2015. The average price of the Benchmark Futures Contracts started the year at $3.057. It fell over the course of the year and hit a peak on January 14, 2015 of $3.248. The average low price of the year was on December 15, 2015, when the average price of the Benchmark Futures Contracts was $2.168. The average price of the Benchmark Futures Contracts on December 31, 2015 was $2.528, for a decrease of approximately (17.30)% over the year. UNL’s per share NAV began the year at $13.69 and ended the year at $9.72 on December 31, 2015, a decrease of approximately (29.00)% over the year. UNL’s per share NAV reached its high for the year on January 14, 2015 at $14.54 and reached its low for the year on December 15, 2015 at $8.61. The average Benchmark Futures Contracts price listed above began with the February 2014 to January 2015 contracts and ended with the February 2015 to January 2016 contracts. The decrease of approximately (29.00)% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below, in the section titled “Tracking UNL’s Benchmark.”

During the year ended December 31, 2015, the natural gas futures market exhibited periods of both contango and backwardation. During periods of contango, the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month natural gas Futures Contract was typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNL has not registered any subsequent offerings of its shares. As of December 31, 2015, UNL had issued 5,300,000 shares, 1,350,000 of which were outstanding. As of December 31, 2015, there were 24,700,000 shares registered but not yet issued.

More shares may have been issued by UNL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UNL cannot be resold by UNL. As a result, UNL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2015, UNL had the following Authorized Participants: Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, JP Morgan Securities, Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014; and for the Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Per share net asset value, end of period	$9.72	$13.69	$18.32
Average daily total net assets	$15,846,367	$19,192,502	$33,343,355
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$6,435	$5,086	$9,200
Annualized yield based on average daily total net assets	0.04%	0.03%	0.03%
Management fee	$118,848	$143,944	$250,075
Total fees and other expenses excluding management fees	$112,972	$163,639	$171,483
Total amount of the expense waiver	$89,122	$128,906	$100,580
Expenses before allowance for the expense waiver	$231,820	$307,583	$421,558
Expenses after allowance for the expense waiver	$142,698	$178,677	$320,978
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total commissions accrued to brokers	$6,117	$3,918	$8,360
Total commissions as annualized percentage of average total net assets	0.04%	0.02%	0.03%
Commissions accrued as a result of rebalancing	$4,698	$2,126	$4,484
Percentage of commissions accrued as a result of rebalancing	76.80%	54.26%	53.64%
Commissions accrued as a result of creation and redemption activity	$1,419	$1,792	$3,876
Percentage of commissions accrued as a result of creation and redemption activity	23.20%	45.74%	46.36%

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

The decrease in the per share NAV for December 31, 2015, compared to the year ended December 31, 2014 was primarily due to the decrease in value of the Futures Contracts in which UNL invested; and the decrease in the year ended December 31, 2014, compared to the year ended December 31, 2013, was primarily due to the decrease in value of the Futures Contracts in which UNL invested.

Average interest income earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, was similar during the year ended December 31, 2015, compared to the year ended December 31, 2014; and was similar for the year ended December 31, 2014 compared to 2013, as measured on average daily total net assets.

The decrease in total fees and expenses excluding management fees for the year ended December 31, 2015, compared to the year ended December 31, 2014 was due to a decrease in certain of UNL’s expenses including professional fees; and the decrease in total fees and expenses excluding management fees for the year ended December 31, 2014, compared to the year ended December 31, 2013, was due to a decrease in certain of UNL’s expenses.

UNL’s total commissions accrued to brokers for the year ended December 31, 2015, compared to the year ended December 31, 2014, were higher due to the number of Futures Contracts traded; and were similar for the year ended December 31, 2014, compared to the year ended December 31, 2013, as measured as an annualized percentage of average total net assets.

For the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014; and for the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

	For the three months ended December 31, 2015	For the three months ended December 31, 2014	For the three months ended December 31, 2013
Per share net asset value, end of period	$9.72	$13.69	$18.32
Average daily total net assets	$12,853,676	$17,584,491	$27,672,846
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,207	$1,396	$1,974
Annualized yield based on average daily total net assets	0.07%	0.03%	0.03%
Management fee	$24,299	$33,242	$52,313
Total fees and other expenses excluding management fees	$29,142	$17,360	$52,526
Total amount of the expense waiver	$24,274	$10,778	$37,562
Expenses before allowance for the expense waiver	$53,441	$50,602	$104,839
Expenses after allowance for the expense waiver	$29,167	$39,824	$67,277
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total commissions accrued to brokers	$1,295	$1,396	$1,550
Total commissions as annualized percentage of average total net assets	0.04%	0.03%	0.02%
Commissions accrued as a result of rebalancing	$1,105	$976	$1,051
Percentage of commissions accrued as a result of rebalancing	85.33%	69.91%	67.81%
Commissions accrued as a result of creation and redemption activity	$190	$420	$499
Percentage of commissions accrued as a result of creation and redemption activity	14.67%	30.09%	32.19%

The decrease in the per share NAV for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, were primarily due to lower prices for Futures Contracts and the related decrease in the value of the Futures Contracts in which UNL invested; and the decrease in the per share NAV for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, was a result of lower prices for Futures Contracts and the related decrease in the value of the Futures Contracts in which UNL held and traded.

Average interest income earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2015, compared to the three months ended December 31, 2014; and were similar during the three months ended December 31, 2014, and 2013, as measured on average daily total net assets.

The increase in total fees and expenses excluding management fees for the three months ended December 31, 2015, compared to the three months ended December 31, 2014 were due to an increase in certain UNL’s expenses. The decrease in total fees and expenses excluding management fees for the three months ended December 31, 2014, compared to the year ended December 31, 2013 were due to a decrease in certain of UNL’s expenses.

The total commissions accrued to brokers by UNL for the three months ended December 31, 2015, was similar compared to the three months ended December 31, 2014; and was similar for the three months ended December 31, 2014, compared to the three months ended December 31, 2013 as measured as an annualized percentage of average total net assets

Tracking UNL’s Benchmark. USCF seeks to manage UNL’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average prices of the Benchmark Futures Contracts, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in UNL’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.50% (i.e., between 0.9 and 1.1 of the benchmark’s results). UNL’s portfolio management goals do not include trying to make the nominal price of UNL’s per share NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in natural gas Futures Contracts and other Natural Gas-Related Investments.

For the 30 valuation days ended December 31, 2015, the simple average daily change in the Benchmark Futures Contracts was (0.236)% while the simple average daily change in the per share NAV of UNL over the same time period was (0.240)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (1.12)% meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UNL’s per share NAV versus the daily movement of the Benchmark Futures Contracts for the 30-valuation day period ended December 31, 2015, the last trading day in December. The second chart below shows the monthly total returns of UNL as compared to the monthly value of the Benchmark Futures Contracts for the five years ended December 31, 2015.

Since the commencement of the offering of UNL shares to the public on November 18, 2009 to December 31, 2015, the simple average daily change in the average price of its Benchmark Futures Contracts was (0.087)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.090)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (0.730)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2015, the actual total return of UNL as measured by changes in its per share NAV was (29.00)%. This is based on an initial per share NAV of $13.69 on December 31, 2014 and an ending per share NAV as of December 31, 2015 of $9.72. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $9.80 as of December 31, 2015, for a total return over the relevant time period of (28.41)%. The difference between the actual per share NAV total return of UNL of (29.00)% and the expected total return based on the Benchmark Futures Contracts of (28.41)% was an error over the time period of (0.59)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the year ended December 31, 2014, the actual total return of UNL as measured by changes in its per share NAV was (25.27)%. This is based on an initial per share NAV of $18.32 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $13.69. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $13.81 as of December 31, 2014, for a total return over the relevant time period of (24.62)%. The difference between the actual per share NAV total return of UNL of (25.27)% and the expected total return based on the Benchmark Futures Contracts of (24.62)% was an error over the time period of (0.65)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the year ended December 31, 2013, the actual total return of UNL as measured by changes in its per share NAV was 6.33%. This is based on an initial per share NAV of $17.23 on December 31, 2012 and an ending per share NAV as of December 31, 2013 of $18.32. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $18.48 as of December 31, 2013, for a total return over the relevant time period of 7.24%. The difference between the actual per share NAV total return of UNL of 6.33% and the expected total return based on the Benchmark Futures Contracts of 7.24% was an error over the time period of (0.91)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact UNL’s ability to accurately track its Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the year ended December 31, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts over time.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of Futures Contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the average price of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2015. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the Benchmark Futures Contracts.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates will continue to remain at historical lows and therefore, it is anticipated that fees and expenses paid by UNL will continue to be higher than interest earned by UNL. As such, USCF anticipates that UNL will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts. During the year ended December 31, 2015, UNL did not hold Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Near Month Price (NG1) vs Average Price of the Near 12 Months (12 M Strip)
(10 years ending 12/31/15)*
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
12/31/2005
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
NG1
12M Strip Price

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month natural gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between December 31, 2005 and December 31, 2015. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of UNL is not to have the market price of its shares match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in UNL shares during the year ended December 31, 2014 relative to a hypothetical direct investment in natural gas. For example, an investment in UNL shares made on December 31, 2013 and held to December 31, 2014 decreased, based upon the changes in the NAV for UNL shares on those days, by approximately 28.95%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 31.70% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, an investment made in UNL shares on December 31, 2012 and held to December 31, 2013 increased, based upon the changes in the NAV for UNL shares on those days, by approximately 9.11%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 26.23% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

Periods of contango or backwardation do not materially impact UNL’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both UNL’s shares and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods and, because of the seasonal nature of natural gas demand, both may occur within a single year’s time.

Natural Gas Market. During the year ended December 31, 2015, natural gas prices in the United States were volatile and finished the period lower than the beginning of the year. Prices were impacted by several factors. Colder weather in some parts of the country during the early months of 2015 increased demand for natural gas, while a historic storage surplus that has weighed on prices in recent year exceeded the five-year average and prior year levels. As of December 31, 2015, the amount of natural gas in storage had reached 3,756 billion cubic feet, which was approximately 14% above the five-year average and 17% above prior year levels.

By comparison, during the year ended December 31, 2014, natural gas prices in the United States were volatile and finished the period lower than the beginning of the year. Prices were impacted by several factors. Colder weather in some parts of the country during the early months of 2014 increased demand for natural gas, while a historic storage surplus that had weighed on prices in recent years fell below the five-year average and 2013 levels. From April through October, strong weekly supply injections allowed inventory levels to recover, and a combination of warmer weather and weak storage withdraws heading into the winter resulted in inventories returning to approximate 5-year average levels. As of December 31, 2014, the amount of natural gas in storage had reached 3,089 billion cubic feet, which was approximately 2.1% below the five-year average and 0.09% above 2013 levels.

By comparison, during the year ended December 31, 2013, natural gas prices in the United States were volatile and finished the period higher than the beginning of the year. Prices were impacted by several factors. Colder weather in some parts of the country during the winter months increased demand for natural gas, while a historic storage surplus that had weighed on prices in recent years fell below the five-year average and 2012 levels. As of December 31, 2013, the amount of natural gas in storage had reached 2,974 billion cubic feet, which was approximately 9.4% and 15.9% below the five-year average and 2012 levels, respectively.

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

For the ten year time period between 2005 and 2015, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities, crude oil, diesel-heating oil or unleaded gasoline.

Correlation Matrix December 31, 2005-2015	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.300)	0.963	0.424	0.419	0.401	0.103
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.276)	(0.369)	(0.326)	(0.404)	(0.018)
Global Equities (FTSE World Index)			1.000	0.504	0.483	0.458	0.146
Crude Oil				1.000	0.800	0.747	0.266
Diesel-Heating Oil					1.000	0.740	0.276
Unleaded Gasoline						1.000	0.157
Natural Gas							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2015, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with movements in large-cap U.S. equities, U.S government bonds, global equities, crude oil, diesel-heating oil or unleaded gasoline.

Correlation Matrix 12 Months ended December 31, 2015	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.412)	0.974	0.160	0.380	0.531	(0.187)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.357)	(0.491)	(0.591)	(0.550)	(0.577)
Global Equities (FTSE World Index)			1.000	0.264	0.432	0.636	(0.122)
Crude Oil				1.000	0.648	0.629	0.357
Diesel-Heating Oil					1.000	0.752	0.305
Unleaded Gasoline						1.000	0.360
Natural Gas							1.000

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

Liquidity and Capital Resources

UNL has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UNL has met, and it is anticipated that UNL will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UNL’s liquidity needs include: redeeming shares, providing margin deposits for its existing natural gas Futures Contracts or the purchase of additional natural gas Futures Contracts and posting collateral for its OTC swaps and, if applicable, payment of its expenses, summarized below under “Contractual Obligations.”

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the year ended December 31, 2015, UNL’s expenses exceeded the income UNL earned and the cash earned from the sales of Creation Baskets. During the year ended December 31, 2014, UNL’s expenses exceeded the income UNL earned and the cash earned from the sale of Creation Baskets. To the extent expenses exceed income, UNL’s NAV will be negatively impacted.

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in futures contracts. During the year ended December 31, 2015, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

Since the initial offering of UNL, all payments with respect to UNL’s expenses were paid by USCF. UNL does not have an obligation or intention to refund such payments by USCF. USCF has voluntary agreed to pay certain expenses typically borne by UNL, to the extent that such expenses exceeded 0.15% (15 basis points) of UNL’s NAV, on an annualized basis, through at least April 30, 2016 USCF has no obligation to continue such payment into subsequent periods. UNL will be responsible for expenses incurred subsequent to the initial offering of shares relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of UNL’s Marketing Agent, Administrator and Custodian. If USCF and UNL are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, UNL will terminate and investors may lose all or part of their investment.

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

In the future, UNL may purchase OTC swaps. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2015, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $15,542,106 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2015, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

European Sovereign Debt

UNL had no direct exposure to European sovereign debt as of December 31, 2015 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

USCF pays the fees of the Marketing Agent and the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNL’s financial statements and its SEC, NFA and CFTC reports. USCF and UNL have also entered into a licensing agreement with the NYMEX pursuant to which UNL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee to the NYMEX. UNL also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by UNL, to the extent that such expenses exceeded 0.15% (15 basis points) of UNL’s NAV, on an annualized basis, through at least April 30, 2016. USCF has no obligation to continue such payment into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 8 of this annual report on Form 10-K.

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

As of December 31, 2015, UNL’s portfolio consisted of 520 Natural Gas Futures NG Contracts traded on the NYMEX. As of December 31, 2015, UNL did not hold any Futures Contracts traded on ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.unitedstatescommodityfunds.com.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

OTC Derivatives

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

To reduce the credit risk that arises in connection with such contracts, UNL will generally enter into an agreement with each counterparty based on the Master Agreement published by International Swaps and Derivatives Association that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to UNL due to the occurrence of a specified event, such as the insolvency of the counterparty.

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

During the 12 month reporting period ended December 31, 2015, UNL limited its OTC activities to EFRP transactions.

Item 8.	Financial Statements and Supplementary Data.

United States 12 Month Natural Gas Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UNL’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2015, UNL’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

To the Partners of

United States 12 Month Natural Gas Fund, LP

We have audited the accompanying statements of financial condition of United States 12 Month Natural Gas Fund, LP (the “Fund”) as of December 31, 2015 and 2014, including the schedule of investments as of December 31, 2015 and 2014 and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2015, 2014 and 2013. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States 12 Month Natural Gas Fund, LP as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 24, 2016

United States 12 Month Natural Gas Fund, LP

Statements of Financial Condition

At December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$11,219,734	$15,113,447
Equity in trading accounts:
Cash and cash equivalents	4,322,372	5,525,172
Unrealized gain (loss) on open commodity futures contracts	(2,421,976)	(4,919,890)
Receivable for shares sold	-	733,461
Receivable from General Partner (Note 3)	89,122	66,266
Dividends receivable	151	247
Directors' fees and insurance receivable	1,197	1,112
ETF transaction fees receivable	-	350

Total assets	$13,210,600	$16,520,165

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$7,927	$11,069
Professional fees payable	74,941	80,049
Brokerage commissions payable	1,801	1,581
License fees payable	828	998

Total liabilities	85,497	93,697

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	13,125,103	16,426,468
Total Partners' Capital	13,125,103	16,426,468

Total liabilities and partners' capital	$13,210,600	$16,520,165

Limited Partners' shares outstanding	1,350,000	1,200,000
Net asset value per share	$9.72	$13.69
Market value per share	$9.70	$13.81

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP
Schedule of Investments
At December 31, 2015

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2016 contracts, expiring January 2016	44	$(401,350)	(3.06)
NYMEX Natural Gas Futures NG March 2016 contracts, expiring February 2016	43	(368,312)	(2.81)
NYMEX Natural Gas Futures NG April 2016 contracts, expiring March 2016	43	(259,738)	(1.98)
NYMEX Natural Gas Futures NG May 2016 contracts, expiring April 2016	44	(198,797)	(1.51)
NYMEX Natural Gas Futures NG June 2016 contracts, expiring May 2016	43	(274,070)	(2.09)
NYMEX Natural Gas Futures NG July 2016 contracts, expiring June 2016	43	(232,402)	(1.77)
NYMEX Natural Gas Futures NG August 2016 contracts, expiring July 2016	44	(250,586)	(1.91)
NYMEX Natural Gas Futures NG September 2016 contracts, expiring August 2016	43	(192,206)	(1.46)
NYMEX Natural Gas Futures NG October 2016 contracts, expiring September 2016	43	(167,008)	(1.27)
NYMEX Natural Gas Futures NG November 2016 contracts, expiring October 2016	44	(120,034)	(0.91)
NYMEX Natural Gas Futures NG December 2016 contracts, expiring November 2016	43	(46,933)	(0.36)
NYMEX Natural Gas Futures NG January 2017 contracts, expiring December 2016	43	89,460	0.68
Total Open Futures Contracts*	520	$(2,421,976)	(18.45)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.19%, 2/04/2016	$1,000,000	$999,825	7.62
0.22%, 2/11/2016	1,000,000	999,755	7.62
0.43%, 6/02/2016	500,000	499,097	3.80
0.52%, 6/09/2016	500,000	498,845	3.80
0.47%, 6/30/2016	1,000,000	997,662	7.60
Total Treasury Obligations		3,995,184	30.44

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	500,000	500,000	3.81
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	4,000,000	4,000,000	30.47
Total Money Market Funds		4,500,000	34.28
Total Cash Equivalents		$8,495,184	64.72

* Collateral amounted to $4,322,372 on open future contracts.

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

United States 12 Month Natural Gas Fund, LP

Statements of Operations

For the years ended December 31, 2015, 2014 and 2013

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(6,916,714)	$2,205,950	$2,395,300
Change in unrealized gain (loss) on open futures contracts	2,497,914	(6,009,940)	1,996,630
Dividend income	2,766	2,798	4,719
Interest income	3,669	2,288	4,481
ETF transaction fees	6,650	5,600	9,450

Total income (loss)	(4,405,715)	(3,793,304)	4,410,580

Expenses
General Partner management fees (Note 3)	118,848	143,944	250,075
Professional fees	101,338	150,833	150,502
Brokerage commissions	6,117	3,918	8,360
Directors' fees and insurance	3,140	6,009	7,620
License fees	2,377	2,879	5,001

Total expenses	231,820	307,583	421,558

Expense waiver (Note 3)	(89,122)	(128,906)	(100,580)

Net expenses	142,698	178,677	320,978

Net income (loss)	$(4,548,413)	$(3,971,981)	$4,089,602
Net income (loss) per limited partnership share	$(3.97)	$(4.63)	$1.09
Net income (loss) per weighted average limited partnership share	$(3.48)	$(3.85)	$2.19
Weighted average limited partnership shares outstanding	1,305,753	1,031,781	1,866,712

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Changes in Partners' Capital

For the years ended December 31, 2015, 2014 and 2013

	General Partner	Limited Partners	Total

Balances, at December 31, 2012	$-	$43,085,691	$43,085,691
Addition of 350,000 partnership shares	-	5,962,931	5,962,931
Redemption of 1,1350,000 partnership shares	-	(25,655,241)	(25,655,241)
Net income (loss)	-	4,089,602	4,089,602

Balances, at December 31, 2013	-	27,482,983	27,482,983
Addition of 300,000 partnership shares	-	4,902,725	4,902,725
Redemption of 600,000 partnership shares	-	(11,987,259)	(11,987,259)
Net income (loss)	-	(3,971,981)	(3,971,981)

Balances, at December 31, 2014	-	16,426,468	16,426,468
Addition of 900,000 partnership shares	-	11,129,688	11,129,688
Redemption of 750,000 partnership shares	-	(9,882,640)	(9,882,640)
Net income (loss)	-	(4,548,413)	(4,548,413)

Balances, at December 31, 2015	$-	$13,125,103	$13,125,103

Net Asset Value Per Share:
At December 31, 2012			$17.23
At December 31, 2013			$18.32
At December 31, 2014			$13.69
At December 31, 2015			$9.72

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities:
Net income (loss)	$(4,548,413)	$(3,971,981)	$4,089,602
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	1,202,800	(4,576,085)	3,466,968
Unrealized (gain) loss on open futures contracts	(2,497,914)	6,009,940	(1,996,630)
(Increase) decrease in receivable from General Partner	(22,856)	34,314	(32,077)
(Increase) decrease in dividends receivable	96	425	(249)
(Increase) decrease in directors' fees and insurance receivable	(85)	(277)	(688)
(Increase) decrease in ETF transaction fees receivable	350	(350)	-
Increase (decrease) in General Partner management fees payable	(3,142)	(7,276)	(10,280)
Increase (decrease) in professional fees payable	(5,108)	(70,453)	25,229
Increase (decrease) in brokerage commissions payable	220	(1,027)	(1,400)
Increase (decrease) in license fees payable	(170)	(372)	(790)
Net cash provided by (used in) operating activities	(5,874,222)	(2,583,142)	5,539,685

Cash Flows from Financing Activities:
Addition of partnership shares	11,863,149	4,169,264	5,962,931
Redemption of partnership shares	(9,882,640)	(11,987,259)	(25,655,241)
Net cash provided by (used in) financing activities	1,980,509	(7,817,995)	(19,692,310)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,893,713)	(10,401,137)	(14,152,625)

Cash and Cash Equivalents, beginning of year	15,113,447	25,514,584	39,667,209
Cash and Cash Equivalents, end of year	$11,219,734	$15,113,447	$25,514,584

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Financial Statements

For the years ended December 31, 2015, 2014 and 2013

NOTE 1 - ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“UNL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. UNL is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). UNL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UNL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less UNL’s expenses. It is not the intent of UNL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of December 31, 2015, UNL held 520 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures.

UNL commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of UNL. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps form on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the American Stock Exchange (the “AMEX”) by NYSE Euronext, each of USO’s, UNG’s, USL’s UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively.

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

From July 1, 2011 through December 31, 2015 (and continuing at least through April 30, 2016), the applicable transaction fee paid by Authorized Participants is $350 to UNL for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UNL but rather at market prices quoted on such exchange.

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of December 31, 2015, UNL had registered a total of 30,000,000 shares.

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

In accordance with GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2015.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2015, 2014 and 2013, UNL did not incur any registration fees and other offering expenses.

Directors’ Fees and Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund, computed on a daily basis. These fees and expenses for the year ended December 31, 2015 were $569,303 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2015 was $3,140. For the years ended December 31, 2014 and 2013, these fees and expenses were $567,863 and $555,465, respectively, for UNL and the Related Public Funds. UNL’s portion of such fees and expenses was $6,009 and $7,620, respectively.

Licensing Fees

A discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI, CPER and USAG pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2015, 2014 and 2013, UNL incurred $2,377, $2,879, $5,001, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs were approximately $86,000, $86,000 and $125,000, respectively, for the years ended December 31, 2015, 2014 and 2013.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses typically borne by UNL, to the extent that such expenses exceeded 0.15% (15 basis points) of UNL’s NAV, on an annualized basis, through at least April 30, 2016. USCF has no obligation to continue such payment into subsequent periods. For the year ended December 31, 2015, USCF waived $89,122 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Total commissions accrued to brokers	$6,117	$3,918	$8,360
Total commissions as annualized percentage of average total net assets	0.04%	0.02%	0.03%
Commissions accrued as a result of rebalancing	$4,698	$2,126	$4,484
Percentage of commissions accrued as a result of rebalancing	76.80%	54.26%	53.64%
Commissions accrued as a result of creation and redemption activity	$1,419	$1,792	$3,876
Percentage of commissions accrued as a result of creation and redemption activity	23.20%	45.74%	46.36%

UNL’s total commissions accrued to brokers for the year ended December 31, 2015, compared to the year ended December 31, 2014, was similar; and was similar for the year ended December 31, 2014, compared to the year ended December 31, 2013, as measured as an annualized percentage of average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

UNL may enter into futures contracts and options on futures contracts and may engage in cleared swap contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g. ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange OTC swap transaction agree to extinguish their OTC swap and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the Futures Contracts held by UNL through December 31, 2015 were exchange-traded futures contracts. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps, since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to credit risks associated with counterparty non-performance. OTC transactions subject UNL to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2015 and December 31, 2014, UNL held investments in money market funds in the amounts of $4,500,000 and $9,510,692, respectively. UNL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of December 31, 2015 and December 31, 2014, UNL held cash deposits and investments in Treasuries in the amounts of $11,042,106 and $11,127,927, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCM cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2015, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Per Share Operating Performance:
Net asset value, beginning of year	$13.69	$18.32	$17.23
Total income (loss)	(3.86)	(4.33)	1.32
Net expenses	(0.11)	(0.30)	(0.23)
Net increase (decrease) in net asset value	(3.97)	(4.63)	1.09
Net asset value, end of year	$9.72	$13.69	$18.32
Total Return	(29.00)%	(25.27)%	6.33%
Ratios to Average Net Assets
Total income (loss)	(27.80)%	(19.76)%	13.23%
Management fees	0.75%	0.75%	0.75%
Total expenses excluding management fees	0.71%	0.85%	0.51%
Expenses waived	(0.56)%	(0.67)%	(0.30)%
Net expenses excluding management fees	0.15%	0.18%	0.21%
Net income (loss)	(28.70)%	(20.70)%	12.27%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UNL.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2015 and 2014.

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Total income (loss)	$(1,302,350)	$668,831	$(1,873,104)	$(1,899,092)
Total expenses	56,985	64,099	57,295	53,441
Expense waivers	(17,835)	(23,928)	(23,085)	(24,274)
Net expenses	39,150	40,171	34,210	29,167
Net income (loss)	$(1,341,500)	$628,660	$(1,907,314)	$(1,928,259)
Net income (loss) per share	$(1.09)	$0.22	$(1.54)	$(1.56)

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Total income (loss)	$2,154,963	$59,752	$(1,333,315)	$(4,674,704)
Total expenses	96,400	85,090	75,491	50,602
Expense waivers	(38,045)	(40,700)	(39,383)	(10,778)
Net expenses	58,355	44,390	36,108	39,824
Net income (loss)	$2,096,608	$15,362	$(1,369,423)	$(4,714,528)
Net income (loss) per share	$1.31	$(0.07)	$(1.52)	$(4.35)

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

The following table summarizes the valuation of UNL’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III

Short-Term Investments	$8,495,184	$8,495,184	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,421,976)	(2,421,976)	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNL’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III

Short-Term Investments	$12,510,147	$12,510,147	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(4,919,890)	(4,919,890)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2015	Fair Value At December 31, 2014

Futures - Commodity Contracts	Assets	$(2,421,976)	$(4,919,890)

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2015		For the year ended December 31, 2014		For the year ended December 31, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(6,916,714)		$2,205,950		$2,395,300

	Change in unrealized gain (loss) on open positions		$2,497,914		$(6,009,940)		$1,996,630

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-14, Revenue from Contracts with Customers, modifying ASU 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 is effective for fiscal years beginning on or after December 15, 2016, and interim periods within those annual periods. Early application is permitted. At this time, management does not believe there will be any impact to the Fund’s financial statements.

NOTE 10 - SUBSEQUENT EVENTS

UNL has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

United States Commodity Funds LLC

____________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
United States Commodity Funds LLC

We have audited the accompanying statements of financial condition of United States Commodity Funds LLC (the “Company”) as of December 31, 2015 and 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Commodity Funds LLC as of December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the statements of financial condition, the Company restated and corrected the statement of financial condition for certain errors resulting in an understatement of previously reported 2014 prepaid income taxes, deferred tax assets and accounts payable and accrued liabilities. Our opinion is not modified with respect to this matter.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 24, 2016

United States Commodity Funds LLC

Statements of Financial Condition

December 31, 2015 and 2014

____________

	2015	2014
		(As Restated)
ASSETS

Current assets:
Cash and cash equivalents	$1,796,767	$1,370,123
Short-term investments	966	1,190,630
Accounts receivable - related party	1,933,672	1,383,922
Prepaid income taxes	508,070	769,320
Other current assets	36,251	800

Total current assets	4,275,726	4,714,795

Deferred tax assets, net	1,162,919	1,251,776
Other assets	8,558	8,558

Total assets	$5,447,203	$5,975,129

LIABILITIES AND MEMBER'S EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,281,780	$834,064
Expense waivers payable - related party	760,973	574,746

Total current liabilities	2,042,753	1,408,810

Commitments and contingencies (Note 5)
Member's equity	3,404,450	4,566,319

Total liabilities and member's equity	$5,447,203	$5,975,129

The accompanying notes are an integral
part of these statements of financial condition.

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2015 and 2014

____________

1.	Business

In May 2005, United States Commodity Funds, LLC (“USCF” or the “Company”), a wholly-owned subsidiary of Wainwright Holdings Inc. (“Wainwright”), was formed as a single member limited liability company in the State of Delaware. USCF is a registered commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”) and serves as the General Partner (“General Partner”) for various limited partnerships (“LP”) as noted below.

The Company’s operating activities consist primarily of providing management services to twelve public funds.

The Company is currently the General Partner in the following Securities Act of 1933 LP commodity based index funds and Sponsor (“Sponsor”) for the fund series within the United States Commodity Index Funds Trust (“USCIF Trust”):

USCF as General Partner for the following Funds
United States Oil Fund, LP (“USO”)	Organized as a Delaware limited partnership in May 2005
United States Natural Gas Fund, LP (“UNG”)	Organized as a Delaware limited partnership in November 2006
United States Gasoline Fund, LP (“UGA”)	Organized as a Delaware limited partnership in April 2007
United States Diesel Heating Oil Fund, LP (“UHN”)	Organized as a Delaware limited partnership in April 2007
United States 12 Month Oil Fund, LP (“USL”)	Organized as a Delaware limited partnership in June 2007
United States 12 Month Natural Gas Fund, LP (“UNL”)	Organized as a Delaware limited partnership in June 2007
United States Short Oil Fund, LP (“DNO”)	Organized as a Delaware limited partnership in June 2008
United States Brent Oil Fund, LP (“BNO”)	Organized as a Delaware limited partnership in September 2009
USCF as fund Sponsor - each a series within the USCIF Trust
United States Commodity Index Funds Trust (“USCI Trust”)	A series trust formed in Delaware December 2009
United States Commodity Index Fund (“USCI”)	A commodity pool formed in April 2010 and made public August 2010
United States Copper Index Fund (“CPER”)	A commodity pool formed in November 2010 and made public November 2011
United States Agriculture Index Fund (“USAG”)	A commodity pool formed in November 2010 and made public April 2012
United States Metal Index Fund (“USMI”)	A commodity pool formed in November 2010, and made public June 2012, ceased trading and liquidated March 2015

All USCF funds are collectively referred to as the “Funds” hereafter.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying statements of financial condition of the Company have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Continued

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2015 and 2014

____________

2.	Summary of Significant Accounting Policies, continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue under the Funds’ respective Limited Partnership Agreements, as amended from time to time (the “Limited Partnership Agreements”) and the Trust Agreement, as amended from time to time (the “Trust Agreement”). These Agreements provide for fees based upon a percentage of the daily average net asset value of the Funds. The Company is responsible for investing the assets of the Funds in accordance with the objectives and policies of the respective Funds. In addition, The Company has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Funds and is contractually obligated to pay for these services. The Funds are contractually obligated to pay the Company a management fee, which is paid monthly, based on the average daily net assets of the Funds.

USO pays a management fee of 0.45% (45 basis points) per annum on its average daily net assets. UNG pays a fee equal to 0.60% (60 basis points) per annum on average daily net assets of $1,000,000,000 or less and 0.50% (50 basis points) of average daily net assets that are greater than $1,000,000,000. USL, UGA, UHN, and DNO each pay a fee of 0.60% (60 basis points) per annum on their average daily net assets. From inception through April 30, 2010, the Company has been charging UNL a management fee at a reduced rate of 0.60% (60 basis points) per annum of average daily net assets. Effective May 1, 2010, the Company resumed charging UNL its standard rate of 0.75% (75 basis points) per annum of average daily net assets. The difference of 0.15% (15 basis points) per annum of average daily net assets since inception through April 30, 2010 has been waived by the Company and will not be recouped from UNL. BNO pays a management fee of 0.75% (75 basis points) per annum on its average daily net assets.

Effective May 1, 2014 and continuing through December 31, 2015, the Company has contractually agreed to lower the management fee for USCI to 0.80% (80 basis points), 0.65% (65 basis points) for CPER and 0.65% (65 basis points) for USAG, per annum on its average daily net assets.

Management fees are recognized in the period earned in accordance with the terms of their respective agreements.

Expense Waivers

The Company has voluntarily agreed to pay certain expenses normally borne by UGA, UHN, DNO, UNL, BNO, CPER and USAG to the extent such expenses exceed 0.15% (15 basis points) of the respective fund’s average daily net assets, on an annualized basis. The Company has no obligation to continue such payments into subsequent periods. These expenses totaled $760,973 and $854,085 for the years ended December 31, 2015 and 2014, respectively, and are included in general and administrative expense. Expense waivers payable totaled $760,973 and $574,746 as of December 31, 2015 and 2014, respectively.

Continued

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2015 and 2014

____________

2.	Summary of Significant Accounting Policies, continued

Fund Startup Expenses

The Company expenses all startup expenses associated with the registration of each fund and the expense is charged to general and administrative expense. Fund startup expenses include costs relating to the initial registration of shares and include, but are not limited to, legal fees pertaining to the initial registration of shares, SEC and FINRA registration fees, initial fees to be listed on an exchange, and other similar costs.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company places its cash with various high credit quality institutions. At times, the Company maintains cash deposits in excess of the United States Federal Deposit Corporation coverage of $250,000, but the Company does not expect any losses.

Accounts Receivable – Related Party

Accounts receivable consists of management fees receivable. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned.

Management closely monitors receivables and records an allowance for any balances that are determined to be uncollectible. As of December 31, 2015 and 2014, the Company considered all remaining accounts receivable to be fully collectible.

Investments

Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with respect to such investments. Short-term investments consist of equities and money market funds. Short-term investments are classified as available-for-sale securities. The Company measures the investments at estimated fair value at period end with any changes in estimated fair value reflected as unrealized gains (losses) in the accumulated other comprehensive income (loss).

Continued

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2015 and 2014

____________

2.	Summary of Significant Accounting Policies, continued

Comprehensive Income (Loss)

The Company reports all changes in equity during the year, except those resulting from investment by its member and distributions to its member, in the year in which they are recognized. Comprehensive income is the total of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2015 and 2014, other comprehensive loss consists of unrealized losses on investments.

Fair Value Measurements

The Company’s short-term investments are carried at estimated fair value. In determining fair value, the Company follows the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”). Under ASC 820, the fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety:

Level 1 – Quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities, without adjustment.

Level 2 – Quoted prices in markets that are not considered to be active for identical or similar assets or liabilities, quoted prices in active markets of similar assets or liabilities, and inputs other than quoted prices that are observable or can be corroborated by observable market data.

Level 3 – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment.

Unrealized gains and losses on investments resulting from market fluctuations are recorded in the accumulated other comprehensive income (loss) account. Realized gains or losses on sales of investments determined on a specific identification basis.

All short-term investments, which include money market funds and equities, are classified as Level 1 investments at December 31, 2015 and 2014. The Company has no Level 2 and 3 investments. There were no transfers between levels during the years ended December 31, 2015 and 2014.

Short-term investments are valued at the closing price reported on the active market on which the individual securities are traded.

Continued

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2015 and 2014

____________

2.	Summary of Significant Accounting Policies, continued

Income Taxes

The Company has filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation. The Company files a federal consolidated income tax return with entities not included on these financials. In connection with filing a consolidated federal income tax return, the tax benefit of utilizing tax losses generated by the consolidated group is not reflected on USCF’s statements of financial condition. The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, valuation of net operating losses and tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If necessary, a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets until it is more likely than not that such assets will be realized.

The Company provides for uncertain tax positions using guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the accounting standard and in subsequent periods. In addition, the accounting standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Concentration of Credit Risk

Concentrations of accounts receivable as of December 31, 2015 and 2014 are as follows:

	December 31, 2015
Fund	Accounts Receivable
USO	$1,179,092	61%
USCI	359,544	19%
UNG	249,953	13%
All Others	145,083	7%

Total	$1,933,672	100%

	December 31, 2014
Fund	Accounts Receivable
USCI	$531,781	38%
USO	403,300	29%
UNG	364,245	26%
All Others	84,596	7%

Total	$1,383,922	100%

Continued

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2015 and 2014

____________

2.	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods. In April 2015, the FASB has voted on a one year deferral of the effective date.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to eliminate the requirement to classify deferred income tax assets and liabilities between current and noncurrent. The ASU simply requires that all deferred income tax assets and liabilities be classified as noncurrent. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is either retrospective to each prior period presented or prospective. As of December 31, 2015, the Company early adopted the ASU. The adoption of the ASU had no material effect to the financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to mainly change the accounting for investments in equity securities and financial liabilities carried at fair value as well as to modify the presentation and disclosure requirements for financial instruments. The ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company does not anticipate that the adoption of the ASU will have a material impact on its financial statements.

Continued

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2015 and 2014

____________

3.	Investments and Fair Value Measurements

Investments measured at estimated fair value consist of the following as of December 31, 2015 and 2014:

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$96	$-	$-	$96
Equities	1,577	-	(707)	870

Total short-term investments	$1,673	$-	$(707)	$966

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$1,189,417	$-	$-	$1,189,417
Equities	1,213	-	-	1,213

Total short-term investments	$1,190,630	$-	$-	$1,190,630

As of December 31, 2015 and 2014, the Company did not have any investments with gross unrealized losses greater than 12 months on a continuous basis.

Continued

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2015 and 2014

____________

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is included in member’s equity on the statements of financial condition. Changes in accumulated other comprehensive income (loss) are as follows:

Balance, January 1, 2014		$6,820
Other comprehensive income before reclassifications	-
Amounts reclassified from accumulated other comprehensive
income to earnings	(6,820)
Other comprehensive (loss)		(6,820)
Balance, December 31, 2014		-
Other comprehensive (loss) before reclassifications	(707)
Amounts reclassified from accumulated other comprehensive
income (loss) to earnings	-
Other comprehensive (loss)		(707)
Balance, December 31, 2015		$(707)

5.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakland, California under an operating lease, which expires in October 2018. Rent expense was $108,350 and $98,014 for the years ended December 31, 2015 and 2014, respectively.

Future minimum rental payments required under the operating lease, which has remaining non-cancellable lease terms in excess of one year, are as follows:

For the year ending December 31:

2016	$128,801
2017	132,665
2018	113,304

$374,770

Contingencies

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. In management’s opinion, the legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations.

Continued

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2015 and 2014

____________

6.	Income Taxes

The Company has filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation. The Company files a federal consolidated income tax return with entities not included on these financials. In connection with filing a consolidated federal income tax return, the tax benefit of utilizing tax losses generated by the consolidated group is not reflected on USCF’s statements of financial condition. In connection with filing a consolidated federal income tax return, the Company has recorded federal income tax expense at the legal entity level.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014 are as follows:

	2015	2014
		(As Restated)
Deferred tax assets:
Intangible assets	$1,162,919	$1,251,776
Capital loss carryover	20,213	20,213

Gross deferred tax assets	1,183,132	1,271,989
Less valuation allowance	(20,213)	(20,213)

Total deferred tax assets, net	$1,162,919	$1,251,776

The majority of the deferred tax assets relate to startup costs associated with the organization and registration of the Funds for which the Company is a general partner. The Funds have no obligation to reimburse the Company nor will the Company seek reimbursement for these costs.

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based upon available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable for capital loss carryover. Accordingly, management has established a valuation allowance related to this deferred tax asset.

The Company is subject to income taxes in the U.S. federal jurisdiction and California. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The material jurisdictions where the Company is subject to examination after 2010 include federal and California. As of December 31, 2015, there were no active taxing authority examinations.

The Company had unrecognized tax benefits (“UTBs”) of approximately $15,000 and $11,000 as of December 31, 2015 and 2014, respectively, which would affect the effective tax rate if recognized before consideration of the valuation allowance. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. There is no interest or penalties to be recognized for the years ended December 31, 2015 and 2014. The Company does not expect its UTBs to change significantly over the next 12 months.

Continued

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2015 and 2014

____________

7.	Related Party Transactions

The Funds are deemed by management to be related parties. The Company’s revenues, totaling $21,716,866 and $14,602,559 for the years ended December 31, 2015 and 2014, respectively, were earned from these related parties. Accounts receivable, totaling $1,933,672 and $1,383,922 as of December 31, 2015 and 2014, respectively, were owed from these relate parties. Expense waivers, totaling $760,973 and $854,085 for the years ended December 31, 2015 and 2014, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $760,973 and $574,746 as of December 31, 2015 and 2014, respectively, were owed to these related parties.

During the years ended December 31, 2015 and 2014, the Company paid $5,576,099 and $2,128,113, respectively, in distributions to its member Wainwright.

On January 14, 2015, Wainwright entered into a stock repurchase agreement as part of an employment separation agreement with one of its shareholders. The agreement called for Wainwright to purchase the shareholder’s stock for $4,389,066. The payments were made from funds from the Company’s distribution payments to its member parent company, Wainwright. The total repurchase amount was paid by July 15, 2015.

The Company files a federal consolidated income tax return with entities not included on these financials. In connection with filing a consolidated federal income tax return, the tax benefit of utilizing tax losses generated by the consolidated group is not reflected on USCF’s statements of financial condition. See Note 6.

8.	Prior Period Adjustment and Restatement of 2014 Statement of Financial Condition

As a result of an internal review of the Company’s income taxes and accounts payable and accrued liabilities during 2015, the Company discovered an error had occurred in accounting for income taxes and that prepaid income taxes and deferred tax assets, net, and member’s equity had been understated as well as accounts payable and accrued liabilities reported in the prior year. Corrective and preventive actions have been taken. Accordingly, the Company restated its 2014 statement of financial condition to correct this error. The effect of the restatement on the 2014 statement of financial condition is as follows:

	As Previously Reported	As Restated

Prepaid income taxes	$-	$769,320
Deferred tax assets, net	-	1,251,776
Accounts payable and accrued liabilities	689,662	834,064
Member's equity	2,737,892	4,566,319

9.	Subsequent Events

The Company evaluated subsequent events for recognition and disclosure through the date the statements of financial condition were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these statements of financial condition other than the items noted below.

Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for both CPER and USAG.

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

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month UNL publishes an account statement for its shareholders, which includes a Statement of Income (Loss) and a Statement of Changes in net asset value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on UNL’s website at www.unitedstatescommodityfunds.com

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UNL has no executive officers. Pursuant to the terms of the LP Agreement, UNL’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	53	Chairman of the Board of Directors, Vice President
Andrew F. Ngim	55	Management Director and Portfolio Manager
Robert Nguyen	56	Management Director
Melinda Gerber	48	Management Director
John P. Love	44	President and Chief Executive Officer
Stuart P. Crumbaugh	52	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	57	General Counsel and Chief Compliance Officer
Ray W. Allen	59	Portfolio Manager
Gordon L. Ellis	69	Independent Director
Malcolm R. Fobes	51	Independent Director
Peter M. Robinson	58	Independent Director

John P. Love, 44, President and Chief Executive Officer of USCF since June 2015. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through June 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Additionally, Mr. Love serves as President of USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended and has acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer upon Mr. Gerber’s resignation from those positions. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Nicholas D. Gerber, 53, Chairman of the Board of Directors of USCF since June 2005. Mr. Gerber also served as President and Chief Executive Officer of USCF from June 2005 through June 2015 and Vice President since June 2015. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From January 26, 2015 to the present, Mr. Gerber is also the Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), a supplier of mobile video recording devices thru its wholly owned subsidiary Janus Cam. Concierge is not affiliated with USCF and the Related Public Funds, other than through ownership by common control. Concierge is a publicly traded company under the ticker symbol “CNGC.” From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. From the period June 2014 to the present, Mr. Gerber also serves as Chairman of the Board of Trustees of USCF ETF Trust, an investment company registered under the Investment Company Act of 1940, as amended, and has previously served as President of USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. In addition to his role as Chairman of the Board of USCF ETF Trust, he also served as its President and Chief Executive Officer from June 2014 until December 2015. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 52, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh was the Global Vice President of Finance at Virage Logic Corporation, a semi-conductor IP and software company (acquired by Synopsys, Inc., a software company), from January 2010 through December 2010. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Andrew F. Ngim, 55, co-founded USCF in 2005 and has served as a Management Director since May 2005. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. Prior to and concurrent with his services to USCF, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation which he co-founded in March 1995 and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. From the period September 2014 to the present, Mr. Ngim also serves as portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust, as well as a Management Trustee of the USCF ETF Trust from the period of August 2014 to the present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 56, Management Director and principal since July 2015. Mr. Nguyen has served on the Board of Wainwright Holdings Inc. since December 2014. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, a high net worth money management firm, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 to March 2012 and since December 2015. Mr. Nguyen earned his B.S. from California State University at Sacramento.

Melinda D. Gerber, 48, Management Director of USCF since June 2015. Ms. Gerber co-founded USCF in 2005. She is a writer and published her book, How to Create and manage a Mutual Fund or Exchange-Traded Fund: A Professional’s Guide (Wiley, 2008). Ms. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005. Ms. Gerber co-founded USCF in 2005 and prior to that, she co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From March 1995 to January 2013, Ms. Gerber served as Secretary on the Board of Directors for the Ameristock Corporation and Ameristock Mutual Fund. Concurrent to her service as Secretary during the period of September 1994 to June 1999, Ms. Gerber was a project manager and consultant at GAP, Inc. a global apparel retail company. She was recognized by GAP, Inc., as one of the five most innovative individuals in the company. Ms. Gerber earned an MBA from the University of Southern California in 1994 and graduated from the University of California at Santa Barbara in 1990.

Ray W. Allen, 59, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of UGA from February 2008 until March 2010, the portfolio manager of UHN from April 2008 until March 2010 and the portfolio manager of UNL from November 2009 until March 2010. Mr. Allen has been the portfolio manager of DNO since September 2009, and the portfolio manager of USO and USL since March 2010 and the manager of BNO since June 2010. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July

2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person since July 2015. Mr. Allen earned a B.A. in economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Carolyn M. Yu, 57, General Counsel and Chief Compliance Officer of USCF since May 2015 and February 2013, respectively, and from August 2011 through April 2015, Ms. Yu served as Assistant General Counsel. Since May 2015, Ms. Yu has served as Chief Legal Officer and Chief Compliance Officer of USCF Advisers LLC and USCF ETF Trust as well as Chief AML Officer of USCF ETF Trust. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011. She has been a principal of USCF listed with the CFTC and NFA since August 2013. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 69, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., its Class 1 Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as a director of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products from May 2010 until March 2013 when International Absorbents, Inc. and Absorption Corp. were sold to Kinderhook Industries, a private investment banking firm. Concurrent with that, he founded and has served as Chairman from November 2000 to May 2010 of Lupaka Gold Corp., f/k/a Kcrok Enterprises Ltd., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 51, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 58, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda Gerber, the Nicholas & Melinda Gerber Living Trust, dated November 9, 2005, the Gerber Family Trust FBO Jacob & Vasch, Eliot Gerber, Sheila Gerber, Jennifer Schoenberger and Scott Schoenberger, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, Carolyn Yu and Wainwright Holdings Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda Gerber, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, and Carolyn Yu. In addition, Nicholas D. Gerber, Melinda Gerber, the Nicholas & Melinda Gerber Living Trust, dated November 9, 2005, Gerber Family Trust FBO Jacob & Vasch, Eliot Gerber, Sheila Gerber, Jennifer Schoenberger and Scott Schoenberger are Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in USO. Ray Allen and John P. Love make trading and investment decisions for USO. John P. Love and Ray Allen execute trades on behalf of USO. In addition, Nicholas D. Gerber, John P. Love, Robert Nguyen, and Ray Allen are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Robert Nguyen, and Ray Allen are also registered with the CFTC as Swaps Associated Persons.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III and Peter M. Robinson,). The audit committee is governed by an audit committee charter that is posted on UNL’s website at www.unitedstatescommodityfunds.com. Any shareholder of UNL may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Other Committees

Since the individuals who perform work on behalf of UNL are not compensated by UNL, but instead by USCF, UNL does not have a compensation committee. Similarly, since the directors noted above serve on the Board of USCF, there is no nominating committee of the Board that acts on behalf of UNL. USCF believes that it is necessary for each member of the Board to possess many qualities and skills. USCF further believes that all directors should possess a considerable amount of business management and educational experience. When vacancies on USCF’s Board occur, the members of the Board consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics. In connection with this, the Board also considers issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Board does not have a formal policy with respect to diversity; however, the Board believes that it is essential that the Board represent diverse viewpoints.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber, Mr. John P. Love serves as USCF’s President and Chief Executive Officer. The Board’s responsibilities include (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of UNL’s independent auditors and the oversight of UNL’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and UNL’s customers, employees, suppliers and the communities impacted by UNL. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to UNL’s Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of UNL and the Related Public Funds. Because of his background, he is most capable of effectively leading discussions and execution of new strategic objectives while facilitating information flow between USCF and the full Board, including the independent directors, which is essential to effective governance. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, UNL and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise.

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face UNL and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by UNL, including Futures Contracts or Other Natural Gas-Related Investments such as OTC swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by UNL. The policies, among other things, limit UNL’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board also determines compensation payable to employees of USCF, including the portfolio managers of each of UNL and the Related Public Funds. The compensation of certain employees of USCF is, in part, based on the amount of assets under management by UNL and the Related Public Funds. The Board feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met. There are certain risks that may arise as a result of a growth in assets under management. For example, if position limits are imposed on UNL and the assets under management continue to increase, then UNL may not be able to invest solely in the Benchmark Futures Contracts and may have to invest in OTC swap contracts or Other Natural Gas-Related Investments as it seeks to track its benchmark. Other Futures Contracts in which UNL may invest may not track changes in the price of the Benchmark Futures Contracts. Other Natural Gas-Related Investments, including OTC swap contracts, may also expose UNL to increased counterparty credit risk and may be less liquid and more difficult to value than Futures Contracts. UNL and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any OTC swap contracts or other investments. In making compensation decisions, the Board considers whether a compensation arrangement would expose UNL or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of UNL’s investors.

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

Compensation to USCF and Other Compensation

UNL does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UNL and other entities controlled by USCF. UNL does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UNL pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.75% of its average daily total net assets. For 2015, UNL accrued aggregate management fees of $118,848.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2015, by the directors of USCF. UNL’s portion of the aggregate fees paid to the directors for the year ended December 31, 2015 was $3,140.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Melinda Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$103,000	NA	NA	NA	$0	$0	$103,000
Gordon L. Ellis	$103,000	NA	NA	NA	$0	$0	$103,000
Malcolm R. Fobes III(1)	$123,000	NA	NA	NA	$0	$0	$123,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Director Independence

In February 2016, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, UNL, or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.	Principal Accountant Fees and Services.

The fees for services billed to UNL by its independent auditors for the last two fiscal years are as follows:

	2015	2014
Audit fees	$25,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$25,000	$25,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 60.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(2)	Second Amended and Restated Agreement of Limited Partnership.
3.3(8)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(3)	Authorized Participant Agreement.
10.2(4)	Marketing Agent Agreement.
10.3(5)	Amendment Agreement to the Marketing Agent Agreement.
10.4(2)	Second Amendment Agreement to the Marketing Agent Agreement.
10.5(4)	Custodian Agreement.
10.6(5)	Amendment Agreement to the Custodian Agreement.
10.7(4)	Administrative Agency Agreement.
10.8(5)	Amendment Agreement to the Administrative Agency Agreement.
10.10(6)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
14.1(8)	Code of Ethics.
31.1(8)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(8)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(8)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(8)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
99.1(7)	Customer Agreement for Futures Contracts.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-144409) filed on July 6, 2007.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2012, filed on March 26, 2013.
(3)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-144409) filed on November 2, 2009.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-144409) filed on September 23, 2009.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 14, 2012.
(6)	Incorporated by reference to Registrant’s report on Form 8-K filed on October 24, 2011.
(7)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2009 filed on December 23, 2009.
(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States 12 Month Natural Gas Fund, LP (Registrant)

By:	United States Commodity Funds LLC, its general partner

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date: March 24, 2016

By:	/s/ Stuart Crumbaugh
Stuart Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 24, 2016
Nicholas D. Gerber

/s/ Melinda Gerber	Management Director	March 24, 2016
Melinda Gerber

/s/ Andrew Ngim	Management Director	March 24, 2016
Andrew Ngim

/s/ Robert L. Nguyen	Management Director	March 24, 2016
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	March 24, 2016
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 24, 2016
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 24, 2016
Malcolm R. Fobes III

