Form 10-Q
period 2016-03-31
United States 12 Month Natural Gas Fund, LP
filed 2016-05-11
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,350,000 shares outstanding as of May 10, 2016.

UNITED STATES 12 MONTH NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 5)	$10,885,881	$11,219,734
Equity in trading accounts:
Cash and cash equivalents	3,071,984	4,322,372
Unrealized gain (loss) on open commodity futures contracts	(2,108,398)	(2,421,976)
Receivable from General Partner (Note 3)	23,616	89,122
Dividends receivable	751	151
Directors' fees and insurance receivable	1,607	1,197
ETF transaction fees receivable	350	-

Total assets	$11,875,791	$13,210,600

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$7,621	$7,927
Professional fees payable	63,846	74,941
Brokerage commissions payable	1,801	1,801
License fees payable	632	828

Total liabilities	73,900	85,497

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	11,801,891	13,125,103
Total Partners' Capital	11,801,891	13,125,103

Total liabilities and partners' capital	$11,875,791	$13,210,600

Limited Partners' shares outstanding	1,350,000	1,350,000
Net asset value per share	$8.74	$9.72
Market value per share	$8.84	$9.70

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2016

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG May 2016 contracts, expiring April 2016	40	$(362,156)	(3.07)
NYMEX Natural Gas Futures NG June 2016 contracts, expiring May 2016	41	(419,538)	(3.55)
NYMEX Natural Gas Futures NG July 2016 contracts, expiring June 2016	40	(360,239)	(3.05)
NYMEX Natural Gas Futures NG August 2016 contracts, expiring July 2016	41	(357,150)	(3.02)
NYMEX Natural Gas Futures NG September 2016 contracts, expiring August 2016	40	(286,876)	(2.43)
NYMEX Natural Gas Futures NG October 2016 contracts, expiring September 2016	40	(252,873)	(2.14)
NYMEX Natural Gas Futures NG November 2016 contracts, expiring October 2016	40	(168,409)	(1.43)
NYMEX Natural Gas Futures NG December 2016 contracts, expiring November 2016	41	(54,292)	(0.46)
NYMEX Natural Gas Futures NG January 2017 contracts, expiring December 2016	40	81,619	0.69
NYMEX Natural Gas Futures NG February 2017 contracts, expiring January 2017	41	(1,154)	(0.01)
NYMEX Natural Gas Futures NG March 2017 contracts, expiring February 2017	40	47,470	0.40
NYMEX Natural Gas Futures NG April 2017 contracts, expiring March 2017	40	25,200	0.21
Total Open Futures Contracts*	484	$(2,108,398)	(17.86)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.29%, 5/19/2016	$500,000	$499,807	4.24
0.43%, 6/02/2016	500,000	499,634	4.24
0.52%, 6/09/2016	500,000	499,502	4.23
0.47%, 6/30/2016	1,000,000	998,837	8.46
0.38%, 7/21/2016	500,000	499,414	4.23
0.39%, 7/28/2016	500,000	499,361	4.23
0.42%, 8/04/2016	500,000	499,280	4.23
0.41%, 8/11/2016	500,000	499,248	4.23
0.43%, 8/18/2016	500,000	499,179	4.23
0.45%, 8/25/2016	500,000	499,098	4.23
0.48%, 9/01/2016	500,000	498,980	4.23
0.45%, 9/15/2016	500,000	498,956	4.23
0.44%, 9/22/2016	400,000	399,149	3.38
Total Treasury Obligations		6,890,445	58.39

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	500,000	500,000	4.24
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	2,000,000	2,000,000	16.94
Total Money Market Funds		2,500,000	21.18
Total Cash Equivalents		$9,390,445	79.57

* Collateral amounted to $3,071,984 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(1,660,068)	$(2,280,826)
Change in unrealized gain (loss) on open futures contracts	313,578	975,025
Dividend income	2,592	716
Interest income	5,851	635
ETF transaction fees	700	2,100

Total income (loss)	(1,337,347)	(1,302,350)

Expenses
General Partner management fees (Note 3)	22,545	32,443
Professional fees	26,135	21,266
Brokerage commissions	958	1,595
Directors' fees and insurance	530	1,032
License fees	451	649

Total expenses	50,619	56,985

Expense waiver (Note 3)	(23,616)	(17,835)

Net expenses	27,003	39,150

Net income (loss)	$(1,364,350)	$(1,341,500)
Net income (loss) per limited partnership share	$(0.98)	$(1.09)
Net income (loss) per weighted average limited partnership share	$(1.00)	$(1.02)
Weighted average limited partnership shares outstanding	1,360,440	1,317,778

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2016

	General Partner	Limited Partners	Total

Balances, at December 31, 2015	$-	$13,125,103	$13,125,103
Addition of 50,000 partnership shares	-	463,315	463,315
Redemption of 50,000 partnership shares	-	(422,177)	(422,177)
Net income (loss)	-	(1,364,350)	(1,364,350)

Balances, at March 31, 2016	$-	$11,801,891	$11,801,891

Net Asset Value Per Share:
At December 31, 2015			$9.72
At March 31, 2016			$8.74

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net income (loss)	$(1,364,350)	$(1,341,500)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	1,250,388	293,433
Unrealized (gain) loss on open futures contracts	(313,578)	(975,025)
(Increase) decrease in receivable from General Partner	65,506	48,431
(Increase) decrease in dividends receivable	(600)	-
(Increase) decrease in directors' fees and insurance receivable	(410)	(1,142)
(Increase) decrease in ETF transaction fees receivable	(350)	350
Increase (decrease) in General Partner management fees payable	(306)	55
Increase (decrease) in professional fees payable	(11,095)	(29,996)
Increase (decrease) in license fees payable	(196)	(15)
Net cash provided by (used in) operating activities	(374,991)	(2,005,409)

Cash Flows from Financing Activities:
Addition of partnership shares	463,315	4,642,159
Redemption of partnership shares	(422,177)	(1,990,063)
Net cash provided by (used in) financing activities	41,138	2,652,096

Net Increase (Decrease) in Cash and Cash Equivalents	(333,853)	646,687

Cash and Cash Equivalents, beginning of period	11,219,734	15,113,447
Cash and Cash Equivalents, end of period	$10,885,881	$15,760,134

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2016 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“UNL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. UNL is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). UNL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UNL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less UNL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of UNL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests.”  As of March 31, 2016, UNL held 484 Natural Gas Futures Contracts for natural gas traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures.

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

UNL issues shares to certain authorized purchasers (“Authorized Participants”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as its marketing agent (“ALPS Distributors” or the “Marketing Agent”). The purchase price for a Creation Basket is based upon the NAV of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its’ shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009 by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2016, UNL had registered a total of 30,000,000 shares.

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

In accordance with GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2016.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2016.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2016 and 2015, UNL did not incur any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2016 are estimated to be a total of $1,600 for UNL and, in the aggregate for UNL and the Related Public Funds, $554,800.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2016 and 2015, UNL incurred $451 and $649, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $76,000 for the year ending December 31, 2016.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses normally borne by UNL to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2016, USCF waived $23,616 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, UNL entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UNL’s FCM effective October 10, 2013. The agreement with RBC requires it to provide services to UNL in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through RBC for UNL’s account. In accordance with the agreement, RBC Capital charges UNL commissions of approximately $7 to $8 per round-turn trade, including applicable exchange and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNL also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Total commissions accrued to brokers	$958	$1,595
Total commissions as an annualized percentage of average net assets	0.03%	0.04%
Commissions accrued as a result of rebalancing	$857	$969
Percentage of commissions accrued as a result of rebalancing	89.46%	60.78%
Commissions accrued as a result of creation and redemption activity	$101	$626
Percentage of commissions accrued as a result of creation and redemption activity	10.54%	39.22%

The decrease in UNL’s total commissions accrued to brokers for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was a result of a lower number of futures contracts being held and traded as a result of UNL’s smaller size as measured by total net assets.

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

UNL may enter into futures contracts, options on futures contracts and cleared swap contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange OTC swap transaction agree to extinguish their OTC swap and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the futures contracts held by UNL through March 31, 2016 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risks associated with counterparty non-performance. OTC swaps subject UNL to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2016 and December 31, 2015, UNL held investments in money market funds in the amounts of $2,500,000 and $4,500,000, respectively. UNL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2016 and December 31, 2015, UNL held cash deposits and investments in Treasuries in the amounts of $11,457,865 and $11,042,106, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2016 and 2015 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2016 (Unaudited)	For the three months ended March 31, 2015 (Unaudited)
Per Share Operating Performance:

Net asset value, beginning of period	$9.72	$13.69
Total income (loss)	(0.96)	(1.06)
Net expenses	(0.02)	(0.03)
Net decrease in net asset value	(0.98)	(1.09)
Net asset value, end of period	$8.74	$12.60

Total Return	(10.08)%	(7.96)%

Ratios to Average Net Assets

Total income (loss)	(11.06)%	(7.42)%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.93%	0.57%
Expenses waived*	(0.78)%	(0.41)%
Net expenses excluding management fees*	0.15%	0.16%
Net income (loss)	(11.28)%	(7.65)%

* Annualized.

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

The following table summarizes the valuation of UNL’s securities at March 31, 2016 using the fair value hierarchy:

At March 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$9,390,445	$9,390,445	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,108,398)	(2,108,398)	—	—

During the three months ended March 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNL’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$8,495,184	$8,495,184	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,421,976)	(2,421,976)	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

UNL has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$(2,108,398)	$(2,421,976)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2016		For the three months ended March 31, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$(1,660,068)		$(2,280,826)

	Change in unrealized gain (loss) on open positions		$313,578		$975,025

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

Introduction

UNL, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UNL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes, in percentage terms,  in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less UNL’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. It is not the intent of UNL to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNL to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of UNL, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below).

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

Regulatory Disclosure

Requirement to File New Registration Statement. As previously reported, on March 21, 2016, United States Commodity Funds LLC (“USCF”), the general partner of United States 12 Month Natural Gas Fund, LP (the “Fund”), filed a Form 8-K to announce that it suspended the ability of the Authorized Participants to purchase new Creation Baskets under the Fund’s registration statement on Form S-1 that first became effective on January 17, 2013 (file no. 333-185961) (the “Prior Registration Statement”). The Prior Registration Statement had last been declared effective on May 1, 2015 and at all times included a prospectus that complied with the requirements of Section 10 of the Securities Act of 1933 (the “Securities Act”) and Form S-1. However, the Fund did not file a new registration statement prior to January 17, 2016, the date of expiration of the three-year period following the date the Prior Registration Statement was initially declared effective as required pursuant to Rule 415(a)(5). Upon becoming aware that a new registration statement was not filed within the required time-period, the Fund (1) filed a post-effective amendment terminating the Prior Registration Statement on March 21, 2016, which was declared effective on March 22, 2016 and (2) concurrently, suspended the issuance and sale of new shares until such time as its new registration statement on Form S-1 (file no. 333-210296) (the “New Registration Statement”) registering additional shares under the Securities Act is declared effective by the Securities and Exchange Commission (“SEC”) and the National Futures Association (“NFA”) has approved its use. After January 17, 2016 and prior to the suspension of sales of new shares, one creation basket of new shares was sold under the Prior Registration Statement, for 50,000 shares on January 28, 2016. The New Registration Statement was filed with the SEC and NFA on March 21, 2016 and is currently under review.

Once the New Registration Statement on Form S-1 is declared effective by the SEC and approved for use the NFA, the Fund will issue a subsequent current report on Form 8-K to announce (1) the effectiveness of such new registration statement and (2) the Fund’s ability to resume offering Creation Baskets to its Authorized Participants. The ability of Authorized Participants to redeem Redemption Baskets was not affected during the suspension of Creation Baskets.

During the suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of the Fund continued to actively trade the shares. However, market participants may have increased spreads between the prices quoted for offers to buy and sell shares due to the potential uncertainty as to when they might be able to purchase additional Creation Baskets. In addition, there has been significant variation between the market price at which the shares are traded and the shares’ net asset value, which is also the price at which shares can be redeemed by Authorized Participants in Redemption Baskets. Authorized Participants may have been less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, may have increased the trading costs to investors in the Fund compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants were still able to freely create new Creation Baskets. USCF believes that any potential impact to the market in shares of the Fund that may have occurred from the Authorized Participants’ inability to create new Creation Baskets will not extend beyond the time when additional shares are registered and available for distribution.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. As of March 31, 2016, UNL held 484 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on ICE Futures. For the three months ended March 31, 2016, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the three months ended March 31, 2016, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2016. The average price of the Benchmark Futures Contracts started the period at $2.528. It rose during the course of the period and hit a peak on January 8, 2016 of $2.645. The average low price of the period was on February 29, 2016, when the average price of the Benchmark Futures Contracts was $2.169. The average price of the Benchmark Futures Contracts on March 31, 2016 was $2.440, a decrease of approximately (3.48)% over the period. UNL’s per share NAV began the period at $9.72 and ended the period at $8.74 on March 31, 2016, a decrease of approximately (10.08)% over the period. UNL’s per share NAV reached its high for the period on January 8, 2016 at $10.17 and reached its low for the period on February 29, 2016 at $7.97. The average Benchmark Futures Contract prices listed above began with the February 2016 contract to January 2017 contracts and ended with the May 2016 to April 2017 contracts. The decrease of approximately (3.48)% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the three months ended March 31, 2016, the natural gas futures market was primarily in a period of contango. During periods of contango, the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. (On days when the market is in backwardation, the price of the near month natural gas Futures Contract is typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration.) For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNL has not registered any subsequent offerings of its shares. As of March 31, 2016, UNL had issued 5,350,000 shares, 1,350,000 of which were outstanding. As of March 31, 2016, there were 24,650,000 shares registered but not yet issued.

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

As of March 31, 2016, UNL had the following Authorized Participants: Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Average daily total net assets	$12,089,949	$17,543,115
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$8,443	$1,351
Annualized yield based on average daily total net assets	0.28%	0.03%
Management fee	$22,545	$32,443
Total fees and other expenses excluding management fees	$28,074	$24,542
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$23,616	$17,835
Expenses before allowance for the expense waiver	$50,619	$56,985
Expenses after allowance for the expense waiver	$27,003	$39,150
Total commissions accrued to brokers	$958	$1,595
Total commissions as annualized percentage of average total net assets	0.03%	0.04%
Commissions accrued as a result of rebalancing	$857	$969
Percentage of commissions accrued as a result of rebalancing	89.46%	60.78%
Commissions accrued as a result of creation and redemption activity	$101	$626
Percentage of commissions accrued as a result of creation and redemption activity	10.54%	39.22%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the three months ended March 31, 2016.

The increase in gross total expenses excluding management fees for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily due to an increase in certain of UNL’s operating expenses.

The decrease in UNL’s total commissions accrued to brokers for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was a result of UNL’s smaller size as measured by total net assets.

Tracking UNL’s Benchmark

USCF seeks to manage UNL’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average of the price of the Benchmark Futures Contracts, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in UNL’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the prices of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UNL’s portfolio management goals do not include trying to make the nominal price of UNL’s per share NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts and other Natural Gas-Related Investments.

For the 30 valuation days ended March 31, 2016, the simple average daily change in the average of the Benchmark Futures Contracts was 0.040%, while the simple average daily change in the per share NAV of UNL over the same time period was 0.038%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was 2.306%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL shares to the public on November 18, 2009 to March 31, 2016, the simple average daily change in the average price of its Benchmark Futures Contracts was (0.090)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.093)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (0.676)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended March 31, 2016; the second graph measures monthly changes from March 31, 2011 through March 31, 2016.

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

For the three months ended March 31, 2016, the actual total return of UNL as measured by changes in its per share NAV was (10.08)%. This is based on an initial per share NAV of $9.72 as of December 31, 2015 and an ending per share NAV as of March 31, 2016 of $8.74. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $8.75 as of March 31, 2016, for a total return over the relevant time period of (9.98)%. The difference between the actual per share NAV total return of UNL of (10.08)% and the expected total return based on the Benchmark Futures Contracts of (9.98)% was an error over the time period of (0.10)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2015, the actual total return of UNL as measured by changes in its per share NAV was (7.96)%. This is based on an initial per share NAV of $13.69 as of December 31, 2014 and an ending per share NAV as of March 31, 2015 of $12.60. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $12.62 as of March 31, 2015, for a total return over the relevant time period of (7.82)%. The difference between the actual per share NAV total return of UNL of (7.96)% and the expected total return based on the Benchmark Futures Contracts of (7.82)% was an error over the time period of (0.15)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UNL’s ability to accurately track its Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the three months ended March 31, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts over time.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of Futures Contracts, and other expenses.  The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the average price of the Benchmark Futures Contract. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2016. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UNL will continue to be higher than interest earned by UNL. As such, USCF anticipates that UNL will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts. During the three months ended March 31, 2016, UNL did not hold Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between March 31, 2006 and March 31, 2016. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

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

Natural Gas Market. During the three months ended March 31, 2016, natural gas prices in the United States were volatile and finished the period lower than the beginning of the year. Prices were impacted by several factors. During the first quarter, seasonal demand was somewhat reduced by warmer than normal weather in some parts of the country. Storage levels fell persistently according to normal season demand, but remained elevated over prior year and 5-year average levels. As of March 31, 2016, the amount of natural gas in storage stood at 2,468 billion cubic feet, which was approximately 52% above the five-year average and 69% above 2015 levels.

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

For the ten-year time period between March 31, 2006 and March 31, 2016, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities or unleaded gasoline and somewhat correlated with movements of crude oil and diesel-heating oil.

Correlation Matrix March 31, 2006 - 2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.311)	0.965	0.441	0.428	0.438	0.116
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.286)	(0.372)	(0.322)	(0.395)	(0.027)
Global Equities (FTSE World Index)			1.000	0.518	0.489	0.488	0.158
Crude Oil				1.000	0.801	0.754	0.256
Diesel-Heating Oil					1.000	0.738	0.268
Unleaded Gasoline						1.000	0.160
Natural Gas							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2016, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with movements in large-cap U.S. equities, global equities and diesel-heating oil. However, movements in natural gas were correlated to movements in unleaded gasoline, somewhat correlated to crude oil and somewhat negatively correlated to movements in U.S. government bonds.

Correlation Matrix 12 months ended March 31, 2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.280)	0.986	0.284	0.191	0.638	0.086
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.326)	(0.457)	(0.255)	(0.413)	(0.351)
Global Equities (FTSE World Index)			1.000	0.400	0.291	0.718	0.156
Crude Oil				1.000	0.942	0.732	0.273
Diesel-Heating Oil					1.000	0.657	0.157
Unleaded Gasoline						1.000	0.535
Natural Gas							1.000

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the three months ended March 31, 2016, UNL’s expenses exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2016, UNL used other assets to pay expenses, which could cause a decrease in UNL’s NAV over time. To the extent expenses exceed income, UNL’s NAV will be negatively impacted.

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Natural Gas Futures Contracts. During the three months ended March 31, 2016, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of March 31, 2016, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $13,957,865 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2016, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

European Sovereign Debt

UNL had no direct exposure to European sovereign debt as of March 31, 2016 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of the Marketing Agent and the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNL’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UNL have also entered into a licensing agreement with the NYMEX pursuant to which UNL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee to the NYMEX. UNL also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by UNL to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2016, UNL’s portfolio consisted of 484 Natural Gas Futures NG Contracts traded on the NYMEX. As of March 31, 2016, UNL did not hold any Natural Gas Futures Contracts traded on ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.unitedstatescommodityfunds.com.

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

During the three month reporting period ended March 31, 2016, UNL limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UNL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 24, 2016.

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

Date: May 11, 2016

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 11, 2016

