Form 10-Q
period 2017-06-30
United States 12 Month Natural Gas Fund, LP
filed 2017-08-11
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 950,000 shares outstanding as of August 9, 2017.

UNITED STATES 12 MONTH NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents (Notes 2 and 5)	$8,647,690	$15,061,018
Equity in trading accounts:
Cash and cash equivalents	1,192,186	699,804
Unrealized gain (loss) on open commodity futures contracts	(313,469)	2,796,004
Receivable from General Partner (Note 3)	24,960	102,092
Dividends receivable	2,236	1,488
Directors' fees and insurance receivable	665	–
ETF transaction fees receivable	–	350

Total assets	$9,554,268	$18,660,756

Liabilities and Partners' Capital
Payable due to Broker	$–	$2,099,689
General Partner management fees payable (Note 3)	6,218	10,437
Professional fees payable	23,921	102,301
Brokerage commissions payable	1,181	1,801
Directors' fees and insurance payable	–	106
License fees payable	397	744

Total liabilities	31,717	2,215,078

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	9,522,551	16,445,678
Total Partners' Capital	9,522,551	16,445,678

Total liabilities and partners' capital	$9,554,268	$18,660,756

Limited Partners' shares outstanding	950,000	1,400,000
Net asset value per share	$10.02	$11.75
Market value per share	$9.98	$11.69

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2017

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG August 2017 contracts, expiring July 2017	26	$(21,719)	(0.23)
NYMEX Natural Gas Futures NG September 2017 contracts, expiring August 2017	26	17,974	0.19
NYMEX Natural Gas Futures NG October 2017 contracts, expiring September 2017	25	(3,458)	(0.04)
NYMEX Natural Gas Futures NG November 2017 contracts, expiring October 2017	26	(59,087)	(0.62)
NYMEX Natural Gas Futures NG December 2017 contracts, expiring November 2017	26	12,106	0.13
NYMEX Natural Gas Futures NG January 2018 contracts, expiring December 2017	26	(77,466)	(0.81)
NYMEX Natural Gas Futures NG February 2018 contracts, expiring January 2018	26	(85,465)	(0.90)
NYMEX Natural Gas Futures NG March 2018 contracts, expiring February 2018	25	(58,035)	(0.61)
NYMEX Natural Gas Futures NG April 2018 contracts, expiring March 2018	26	(1,066)	(0.01)
NYMEX Natural Gas Futures NG May 2018 contracts, expiring April 2018	26	(9,967)	(0.10)
NYMEX Natural Gas Futures NG June 2018 contracts, expiring May 2018	26	(22,976)	(0.24)
NYMEX Natural Gas Futures NG July 2018 contracts, expiring June 2018	26	(4,310)	(0.05)
Total Open Futures Contracts*	310	$(313,469)	(3.29)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.62%, 7/06/2017	$200,000	$199,983	2.10
0.59%, 7/13/2017	300,000	299,941	3.15
0.61%, 7/20/2017	300,000	299,904	3.15
0.60%, 7/27/2017	300,000	299,871	3.15
0.63%, 8/03/2017	200,000	199,885	2.10
0.61%, 8/10/2017	300,000	299,797	3.15
0.65%, 8/17/2017	200,000	199,830	2.10
0.67%, 8/24/2017	200,000	199,799	2.10
0.76%, 8/31/2017	100,000	99,872	1.05
0.84%, 9/07/2017	200,000	199,683	2.10
0.86%, 9/14/2017	200,000	199,642	2.10
0.87%, 9/21/2017	200,000	199,604	2.10
0.89%, 9/28/2017	200,000	199,560	2.10
0.90%, 10/05/2017	200,000	199,523	2.09
0.92%, 10/12/2017	200,000	199,476	2.09
0.91%, 10/19/2017	200,000	199,447	2.09
0.95%, 10/26/2017	200,000	199,382	2.09
0.97%, 11/02/2017	200,000	199,335	2.09
1.01%, 11/09/2017	300,000	298,903	3.14
0.98%, 11/16/2017	200,000	199,249	2.09
1.05%, 11/24/2017	200,000	199,152	2.09
1.05%, 11/30/2017	100,000	99,559	1.04
1.08%, 12/07/2017	200,000	199,055	2.09
1.09%, 12/14/2017	200,000	199,004	2.09
1.11%, 12/21/2017	200,000	198,943	2.09
1.10%, 12/28/2017	200,000	198,905	2.09
Total Treasury Obligations		5,487,304	57.62

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	1,600,000	1,600,000	16.81
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,000,000	1,000,000	10.50
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	1,000,000	1,000,000	10.50
Total Money Market Funds		3,600,000	37.81
Total Cash Equivalents		$9,087,304	95.43

* Collateral amounted to $1,192,186 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2017 and 2016

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$368,482	$(916,739)	$656,563	$(2,576,807)
Change in unrealized gain (loss) on open futures contracts	(923,902)	3,565,429	(3,109,473)	3,879,007
Dividend income	6,656	1,587	12,351	4,179
Interest income	11,987	9,076	22,620	14,927
ETF transaction fees	350	350	1,400	1,050

Total income (loss)	(536,427)	2,659,703	(2,416,539)	1,322,356

Expenses
General Partner management fees (Note 3)	19,500	24,275	44,888	46,820
Professional fees	12,259	26,135	31,011	52,270
Brokerage commissions	663	872	1,097	1,830
Directors' fees and insurance	494	1,528	932	2,058
License fees	390	485	898	936

Total expenses	33,306	53,295	78,826	103,914

Expense waiver (Note 3)	(9,907)	(24,115)	(24,960)	(47,731)

Net expenses	23,399	29,180	53,866	56,183

Net income (loss)	$(559,826)	$2,630,523	$(2,470,405)	$1,266,173
Net income (loss) per limited partnership share	$(0.63)	$1.90	$(1.73)	$0.92
Net income (loss) per weighted average limited partnership share	$(0.57)	$1.91	$(2.17)	$0.93
Weighted average limited partnership shares outstanding	987,912	1,374,725	1,139,227	1,367,582

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2017

	General Partner	Limited Partners	Total

Balances, at December 31, 2016	$–	$16,445,678	$16,445,678
Addition of 50,000 partnership shares	–	543,667	543,667
Redemption of 500,000 partnership shares	–	(4,996,389)	(4,996,389)
Net income (loss)	–	(2,470,405)	(2,470,405)

Balances, at June 30, 2017	$–	$9,522,551	$9,522,551

Net Asset Value Per Share:
At December 31, 2016			$11.75
At June 30, 2017			$10.02

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2017 and 2016

	Six months ended June 30, 2017	Six months ended June 30, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(2,470,405)	$1,266,173
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(492,382)	2,647,597
Unrealized (gain) loss on open futures contracts	3,109,473	(3,879,007)
(Increase) decrease in receivable from General Partner	77,132	41,391
(Increase) decrease in dividends receivable	(748)	(391)
(Increase) decrease in directors' fees and insurance receivable	(665)	913
(Increase) decrease in ETF transaction fees receivable	350	(350)
Increase (decrease) in payable due to Broker	(2,099,689)	–
Increase (decrease) in General Partner management fees payable	(4,219)	1,073
Increase (decrease) in professional fees payable	(78,380)	(15,416)
Increase (decrease) in brokerage commissions payable	(620)	–
Increase (decrease) in directors' fees and insurance payable	(106)	–
Increase (decrease) in license fees payable	(347)	(162)
Net cash provided by (used in) operating activities	(1,960,606)	61,821

Cash Flows from Financing Activities:
Addition of partnership shares	543,667	926,324
Redemption of partnership shares	(4,996,389)	(422,177)
Net cash provided by (used in) financing activities	(4,452,722)	504,147

Net Increase (Decrease) in Cash and Cash Equivalents	(6,413,328)	565,968

Cash and Cash Equivalents, beginning of period	15,061,018	11,219,734
Cash and Cash Equivalents, end of period	$8,647,690	$11,785,702

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2017 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of June 30, 2017, UNL held 310 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund and the REX S&P MLP Inverse Fund which are currently in registration and have not commenced operations and the United States 3X Oil Fund and the United States 3X Short Oil Fund which were in registration as of June 30, 2017 and commenced operations on July 20, 2017. The funds that are series of the USCF Funds Trust are not included in the Related Public Funds.

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2017, UNL had registered a total of 30,000,000 shares.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2013. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2017.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2017.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2017 and 2016, UNL did not incur any registration fees or other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2017 and 2016, UNL incurred $898 and $936 respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $65,000 for the year ending December 31, 2017. Tax reporting fluctuates between years due to the number of shareholder during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses normally borne by UNL to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2017, USCF waived $24,960 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Total commissions accrued to brokers	$1,097	$1,830
Total commissions as an annualized percentage of average net assets	0.02%	0.03%
Commissions accrued as a result of rebalancing	$623	$1,684
Percentage of commissions accrued as a result of rebalancing	56.79%	92.02%
Commissions accrued as a result of creation and redemption activity	$474	$146
Percentage of commissions accrued as a result of creation and redemption activity	43.21%	7.98%

The decrease in UNL’s total commissions accrued to brokers for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was due primarily to a lower number of futures contracts being held and traded as a result of UNL’s smaller size in terms of average net assets.

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

All of the futures contracts held by UNL through June 30, 2017 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risks associated with counterparty non-performance. OTC swaps subject UNL to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2017 and December 31, 2016, UNL held investments in money market funds in the amounts of $3,600,000 and $5,000,000, respectively. UNL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2017 and December 31, 2016, UNL held cash deposits and investments in Treasuries in the amounts of $6,239,876 and $10,760,822, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2017 and 2016 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2017 (Unaudited)	For the six months ended June 30, 2016 (Unaudited)
Per Share Operating Performance:

Net asset value, beginning of period	$11.75	$9.72
Total income (loss)	(1.68)	0.96
Net expenses	(0.05)	(0.04)
Net decrease in net asset value	(1.73)	0.92
Net asset value, end of period	$10.02	$10.64

Total Return	(14.72)%	9.47%

Ratios to Average Net Assets

Total income (loss)	(20.02)%	10.53%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.57%	0.91%
Expenses waived*	(0.42)%	(0.76)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	(20.47)%	10.09%

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

The following table summarizes the valuation of UNL’s securities at June 30, 2017 using the fair value hierarchy:

At June 30, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$9,087,304	$9,087,304	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(313,469)	(313,469)	—	—

During the six months ended June 30, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNL’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$11,292,035	$11,292,035	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,796,004	2,796,004	—	—

During the year ended December 31, 2016, there were no transfers between Level I and Level II.

UNL has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$(313,469)	$2,796,004

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2017		For the six months ended June 30, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$656,563		$(2,576,807)

	Change in unrealized gain (loss) on open positions		$(3,109,473)		$3,879,007

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. As of June 30, 2017, UNL held 310 Natural Gas Futures NG Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on ICE Futures. For the six months ended June 30, 2017, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the six months ended June 30, 2017, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”) and other European laws and regulations. Such laws and regulations impose requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. UHN may be impacted by European laws and regulations to the extent that it engages in derivatives transactions with European entities. Other non-U.S. jurisdictions also impose obligations with respect to OTC swaps that could impact UHN if it were to engage in OTC swaps with non-U.S. persons.

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

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2017. The average price of the Benchmark Futures Contracts started the period at $3.621 per million British thermal shares (“MMBtu”). The high for the period was the starting price when the price was $3.621 per MMBtu. The average low price of the period was on June 19, 2017, when the average price of the Benchmark Futures Contracts was $2.982 per MMBtu. The average price of the Benchmark Futures Contracts on June 30, 2017 was $3.072 per MMBtu, a decrease of approximately (15.16)% over the period. UNL’s per share NAV began the period at $11.75 and ended the period at $10.02 on June 30, 2017, a decrease of approximately (14.72)% over the period. UNL’s per share NAV reached its high for the period on January 17, 2017 at $11.35 and reached its low for the period on February 27, 2017 at $9.52. The average Benchmark Futures Contract prices listed above began with the February 2017 contract to January 2018 contracts and ended with the August 2017 to July 2018 contracts. The decrease of approximately (15.16%) on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the six months ended June 30, 2017, the natural gas futures market was primarily in a period of contango. During periods of contango, the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. (On days when the market is in backwardation, the price of the near month natural gas Futures Contract is typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration.) For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNL has not registered any subsequent offerings of its shares. As of June 30, 2017, UNL had issued 5,500,000 shares, 950,000 of which were outstanding. As of June 30, 2017, there were 24,500,000 shares registered but not yet issued.

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

As of June 30, 2017, UNL had the following Authorized Participants: Citadel Securities, LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, JP Morgan Securities, Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Average daily total net assets	$12,069,356	$12,553,778
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$34,971	$19,106
Annualized yield based on average daily total net assets	0.58%	0.31%
Management fee	$44,888	$46,820
Total fees and other expenses excluding management fees	$33,938	$57,094
Fees and expenses related to the registration or offering of additional shares	$–	$–
Total amount of the expense waiver	$24,960	$47,731
Expenses before allowance for the expense waiver	$78,826	$103,914
Expenses after allowance for the expense waiver	$53,866	$56,183
Total commissions accrued to brokers	$1,097	$1,830
Total commissions as annualized percentage of average total net assets	0.02%	0.03%
Commissions accrued as a result of rebalancing	$623	$1,684
Percentage of commissions accrued as a result of rebalancing	56.79%	92.02%
Commissions accrued as a result of creation and redemption activity	$474	$146
Percentage of commissions accrued as a result of creation and redemption activity	43.21%	7.98%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the six months ended June 30, 2017.

The decrease in gross total expenses excluding management fees for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was primarily due to a decrease in certain of UNL’s operating expenses.

The decrease in UNL’s total commissions accrued to brokers for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was due primarily to a lower number of futures contracts being held and traded as a result of UNL’s smaller size in terms of average net assets.

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	For the three months ended June 30, 2017	For the three months ended June 30, 2016
Average daily total net assets	$10,428,630	$13,017,607
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$18,643	$10,663
Annualized yield based on average daily total net assets	0.72%	0.33%
Management fee	$19,500	$24,275
Total fees and other expenses excluding management fees	$13,806	$29,020
Fees and expenses related to the registration or offering of additional shares	$–	$–
Total amount of the expense waiver	$9,907	$24,115
Expenses before allowance for the expense waiver	$33,306	$53,295
Expenses after allowance for the expense waiver	$23,399	$29,180
Total commissions accrued to brokers	$663	$872
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$533	$827
Percentage of commissions accrued as a result of rebalancing	80.39%	94.84%
Commissions accrued as a result of creation and redemption activity	$130	$45
Percentage of commissions accrued as a result of creation and redemption activity	19.61%	5.16%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the three months ended June 30, 2017.

The decrease in gross total expenses excluding management fees for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was primarily due to a decrease in certain of UNL’s operating expenses.

The decrease in UNL’s total commissions accrued to brokers for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was a result of a fewer number of futures contracts held and traded.

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

For the 30 valuation days ended June 30, 2017, the simple average daily change in the average of the Benchmark Futures Contracts was (0.2131)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.2149)%. The average daily difference was (0.0018)% (or (0.18) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was 6.64%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL shares to the public on November 18, 2009 to June 30, 2017, the simple average daily change in the average price of its Benchmark Futures Contracts was (0.0651)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.0682)%. The average daily difference was (0.0031)% (or (0.31) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (0.19)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended June 30, 2017; the second graph measures monthly changes from June 30, 2012 through June 30, 2017.

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

For the six months ended June 30, 2017, the actual total return of UNL as measured by changes in its per share NAV was (14.72)%. This is based on an initial per share NAV of $11.75 as of December 31, 2016 and an ending per share NAV as of June 30, 2017 of $10.02. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $10.04 as of June 30, 2017, for a total return over the relevant time period of (14.55)%. The difference between the actual per share NAV total return of UNL of (14.72)% and the expected total return based on the Benchmark Futures Contracts of (14.55)% was an error over the time period of (0.17)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2016, the actual total return of UNL as measured by changes in its per share NAV was 9.47%. This was based on an initial per share NAV of $9.72 as of December 31, 2015 and an ending per share NAV as of June 30, 2016 of $10.64. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $10.67 as of June 30, 2016, for a total return over the relevant time period of 9.77%. The difference between the actual per share NAV total return of UNL of 9.47% and the expected total return based on the Benchmark Futures Contracts of 9.77% was an error over the time period of (0.30)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UNL’s ability to accurately track its Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the six months ended June 30, 2017, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts over time.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of Futures Contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the average price of the Benchmark Futures Contract. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2017. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UNL will continue to be higher than interest earned by UNL. As such, USCF anticipates that UNL will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts. During the six months ended June 30, 2017, UNL did not hold Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between June 30, 2007 and June 30, 2017. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas futures contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within the relatively short period of time of less than one year. While the investment objective of UNL is not to have the market price of its shares match, dollar for dollar, changes in the spot price of natural gas, both contango and backwardation impacted the total return on an investment in UNL shares during the six months ended June 30, 2017 relative to a hypothetical direct investment in natural gas. For example, an investment in UNL shares made on December 31, 2016 and held to June 30, 2017 decreased, based upon the changes in the NAV for UNL shares on those days, by approximately (14.72)%, while the spot price of natural gas for immediate delivery (as represented by the price of the Benchmark Futures Contract) during the same period decreased by approximately (15.16)% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, an investment in UNL shares made on December 31, 2015 and held to June 30, 2016 increased, based upon the changes in the NAV for UNL shares on those days, by approximately 9.47%, while the spot price of natural gas for immediate delivery (as represented by the price of the Benchmark Futures Contract) during the same period increased by approximately 24.21% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the six months ended June 30, 2017, natural gas prices in the United States were volatile and finished the period lower than the beginning of the year. Prices were impacted by several factors. During the second quarter, seasonal demand was punctuated by bouts of warmer than normal weather. Storage levels rose persistently in the second quarter according to normal season demand patterns, but fell below prior year levels for the first time in many years. However, inventories were still above average 5 year levels. As of June 30, 2017, the amount of natural gas in storage stood at 2,888 billion cubic feet, which was approximately 9.2% above the five-year average and (6.9)% below 2016 levels

Natural Gas Price Movements in Comparison to Other Energy Commodities and Investment Categories. USCF believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class. Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time. The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicates that they move in completely opposite directions, known as “negative correlation.” A correlation of 0 would mean that the movements of the two are neither positively nor negatively correlated, known as “non-correlation.” That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten-year time period between June 30, 2007 and June 30, 2017, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

Correlation Matrix June 30, 2007-June 30, 2017*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.283)	0.964	0.462	0.439	0.472	0.097
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.254)	(0.376)	(0.330)	(0.392)	(0.048)
Global Equities (FTSE World Index)			1.000	0.519	0.483	0.514	0.147
Crude Oil				1.000	0.816	0.767	0.310
Diesel-Heating Oil					1.000	0.754	0.292
Unleaded Gasoline						1.000	0.167
Natural Gas							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2017, the movement of natural gas remained neither strongly correlated nor inversely correlated with large cap U.S. equities, crude oil or diesel-heating oil. Movement of natural gas was somewhat negatively correlated with U.S. government bonds and global equities and limited correlation with unleaded gasoline.

Correlation Matrix 12 Months ended June 30, 2017*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.082)	0.815	(0.076)	(0.224)	(0.250)	(0.249)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.423	(0.307)	(0.314)	(0.132)	(0.395)
Global Equities (FTSE World Index)			1.000	(0.321)	(0.444)	(0.299)	(0.370)
Crude Oil				1.000	0.950	0.596	0.141
Diesel-Heating Oil					1.000	0.748	0.278
Unleaded Gasoline						1.000	0.567
Natural Gas							1.000

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the six months ended June 30, 2017, UNL’s expenses exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2017, UNL used other assets to pay expenses, which could cause a decrease in UNL’s NAV over time. To the extent expenses exceed income, UNL’s NAV will be negatively impacted.

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Natural Gas Futures Contracts. During the six months ended June 30, 2017, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of June 30, 2017, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $9,839,876 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2017, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

European Sovereign Debt

UNL had no direct exposure to European sovereign debt as of June 30, 2017 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2017, UNL’s portfolio consisted of 310 Natural Gas Futures NG Contracts traded on the NYMEX. As of June 30, 2017, UNL did not hold any Natural Gas Futures Contracts traded on ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2017, UNL limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 3 baskets (comprising 150,000 shares) during the second quarter of the year ended December 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/17 to 4/30/17	100,000	$10.93
5/1/17 to 5/31/17	50,000	$10.72
6/1/17 to 6/30/17	-	NA
Total	150,000

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

Date: August 11, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 11, 2017

