Form 10-Q
period 2017-09-30
United States 12 Month Natural Gas Fund, LP
filed 2017-11-13
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 850,000 shares outstanding as of November 9, 2017.

UNITED STATES 12 MONTH NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At September 30, 2017 (Unaudited) and December 31, 2016

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents (at cost $8,390,491 and $15,061,018, respectively) (Notes 2 and 5)	$8,390,491	$15,061,018
Equity in trading accounts:
Cash and cash equivalents (at cost $1,411,924 and $699,804, respectively)	1,411,924	699,804
Unrealized gain (loss) on open commodity futures contracts	(275,316)	2,796,004
Receivable from General Partner (Note 3)	44,548	102,092
Dividends receivable	2,446	1,488
Interest receivable	426	—
Directors' fees and insurance receivable	366	—
ETF transaction fees receivable	—	350

Total assets	$9,574,885	$18,660,756

Liabilities and Partners' Capital
Payable due to Broker	$—	$2,099,689
General Partner management fees payable (Note 3)	6,242	10,437
Professional fees payable	56,120	102,301
Brokerage commissions payable	1,181	1,801
Directors' fees and insurance payable	—	106
License fees payable	364	744

Total liabilities	63,907	2,215,078

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	9,510,978	16,445,678
Total Partners' Capital	9,510,978	16,445,678

Total liabilities and partners' capital	$9,574,885	$18,660,756

Limited Partners' shares outstanding	950,000	1,400,000
Net asset value per share	$10.01	$11.75
Market value per share	$9.98	$11.69

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2017

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG November 2017 contracts, expiring October 2017	$869,767	26	$(87,947)	(0.92)
NYMEX Natural Gas Futures NG December 2017 contracts, expiring November 2017	837,314	26	(10,254)	(0.11)
NYMEX Natural Gas Futures NG January 2018 contracts, expiring December 2017	950,026	26	(93,326)	(0.98)
NYMEX Natural Gas Futures NG February 2018 contracts, expiring January 2018	952,825	26	(95,085)	(1.00)
NYMEX Natural Gas Futures NG March 2018 contracts, expiring February 2018	908,195	26	(63,455)	(0.67)
NYMEX Natural Gas Futures NG April 2018 contracts, expiring March 2018	744,146	26	19,994	0.21
NYMEX Natural Gas Futures NG May 2018 contracts, expiring April 2018	742,647	26	12,393	0.13
NYMEX Natural Gas Futures NG June 2018 contracts, expiring May 2018	762,416	26	(616)	(0.01)
NYMEX Natural Gas Futures NG July 2018 contracts, expiring June 2018	750,510	26	17,530	0.18
NYMEX Natural Gas Futures NG August 2018 contracts, expiring July 2018	750,770	26	17,790	0.19
NYMEX Natural Gas Futures NG September 2018 contracts, expiring August 2018	751,120	26	11,980	0.13
NYMEX Natural Gas Futures NG October 2018 contracts, expiring September 2018	773,400	26	(4,320)	(0.04)
Total Open Futures Contracts*	$9,793,136	312	$(275,316)	(2.89)

United States 12 Month Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited) (Continued)
At September 30, 2017

	Principal Amount	Market Value	% of Partners' Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.90%, 10/05/2017	$200,000	$199,980	2.10
0.92%, 10/12/2017	200,000	199,944	2.10
0.91%, 10/19/2017	200,000	199,909	2.10
0.95%, 10/26/2017	200,000	199,868	2.10
0.97%, 11/02/2017	200,000	199,828	2.10
1.01%, 11/09/2017	300,000	299,673	3.15
0.98%, 11/16/2017	200,000	199,750	2.10
1.05%, 11/24/2017	200,000	199,686	2.10
1.05%, 11/30/2017	100,000	99,826	1.05
1.08%, 12/07/2017	200,000	199,602	2.10
1.09%, 12/14/2017	200,000	199,556	2.10
1.11%, 12/21/2017	200,000	199,505	2.10
1.10%, 12/28/2017	200,000	199,465	2.10
1.12%, 1/04/2018	200,000	199,412	2.10
1.11%, 1/11/2018	300,000	299,061	3.15
1.10%, 1/18/2018	300,000	299,010	3.15
1.12%, 1/25/2018	300,000	298,922	3.14
1.12%, 2/01/2018	200,000	199,238	2.10
1.13%, 2/08/2018	200,000	199,188	2.10
1.12%, 2/15/2018	200,000	199,155	2.09
1.10%, 2/22/2018	200,000	199,128	2.09
1.09%, 3/01/2018	100,000	99,545	1.05
1.14%, 3/08/2018	200,000	199,006	2.09
1.14%, 3/15/2018	200,000	198,964	2.09
1.16%, 3/22/2018	200,000	198,901	2.09
1.17%, 3/29/2018	200,000	198,846	2.09
Total Treasury Obligations		5,384,968	56.63

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	1,400,000	1,400,000	14.72
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,000,000	1,000,000	10.51
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	1,000,000	1,000,000	10.51
Total Money Market Funds		3,400,000	35.74
Total Cash Equivalents		$8,784,968	92.37

* Collateral amounted to $1,411,924 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2017 and 2016

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(50,843)	$(231,598)	$605,720	$(2,808,405)
Change in unrealized gain (loss) on open futures contracts	38,153	(453,152)	(3,071,320)	3,425,855
Dividend income	7,678	2,506	20,029	6,685
Interest income*	14,821	9,059	37,441	23,986
ETF transaction fees	—	—	1,400	1,050

Total income (loss)	9,809	(673,185)	(2,406,730)	649,171

Expenses
General Partner management fees (Note 3)	17,818	27,045	62,706	73,865
Professional fees	21,789	32,673	52,800	84,943
Brokerage commissions	507	771	1,604	2,601
Directors' fees and insurance	500	411	1,432	2,469
License fees	356	541	1,254	1,477

Total expenses	40,970	61,441	119,796	165,355

Expense waiver (Note 3)	(19,588)	(28,986)	(44,548)	(76,717)

Net expenses	21,382	32,455	75,248	88,638

Net income (loss)	$(11,573)	$(705,640)	$(2,481,978)	$560,533
Net income (loss) per limited partnership share	$(0.01)	$(0.50)	$(1.74)	$0.42
Net income (loss) per weighted average limited partnership share	$(0.01)	$(0.50)	$(2.31)	$0.41
Weighted average limited partnership shares outstanding	950,000	1,400,000	1,075,458	1,378,467

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the nine months ended September 30, 2017

	General Partner	Limited Partners	Total

Balances, at December 31, 2016	$—	$16,445,678	$16,445,678
Addition of 50,000 partnership shares	—	543,667	543,667
Redemption of 500,000 partnership shares	—	(4,996,389)	(4,996,389)
Net income (loss)	—	(2,481,978)	(2,481,978)

Balances, at September 30, 2017	$—	$9,510,978	$9,510,978

Net Asset Value Per Share:
At December 31, 2016			$11.75
At September 30, 2017			$10.01

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2017 and 2016

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(2,481,978)	$560,533
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(712,120)	4,059,245
Unrealized (gain) loss on open futures contracts	3,071,320	(3,425,855)
(Increase) decrease in receivable from General Partner	57,544	12,405
(Increase) decrease in dividends receivable	(958)	(992)
(Increase) decrease in interest receivable	(426)	—
(Increase) decrease in directors' fees and insurance receivable	(366)	1,126
(Increase) decrease in ETF transaction fees receivable	350	(350)
Increase (decrease) in payable due to Broker	(2,099,689)	—
Increase (decrease) in General Partner management fees payable	(4,195)	1,236
Increase (decrease) in professional fees payable	(46,181)	3,207
Increase (decrease) in brokerage commissions payable	(620)	—
Increase (decrease) in directors' fees and insurance payable	(106)	—
Increase (decrease) in license fees payable	(380)	(106)
Net cash provided by (used in) operating activities	(2,217,805)	1,210,449

Cash Flows from Financing Activities:
Addition of partnership shares	543,667	926,324
Redemption of partnership shares	(4,996,389)	(422,177)
Net cash provided by (used in) financing activities	(4,452,722)	504,147

Net Increase (Decrease) in Cash and Cash Equivalents	(6,670,527)	1,714,596

Cash and Cash Equivalents, beginning of period	15,061,018	11,219,734
Cash and Cash Equivalents, end of period	$8,390,491	$12,934,330

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2017 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas--Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of September 30, 2017, UNL held 312 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund and the REX S&P MLP Inverse Fund, which are currently in registration and have not commenced operations (together, the “REX Funds”), and the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017.

All funds listed previously, other than UCCO and the REX Funds, are referred to collectively herein as the “Related Public Funds.”

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of September 30, 2017, UNL had registered a total of 30,000,000 shares.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2014. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2017.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2017.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2017 and 2016, UNL did not incur registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2017 and 2016, UNL incurred $1,254 and $1,477, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $65,000 for the year ending December 31, 2017. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses typically borne by UNL, to the extent that such expenses exceed 0.15% of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2017, USCF waived $44,548 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

The above fee does not include website construction and development, which are also borne by USCF.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, UNL entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UNL’s FCM effective October 10, 2013. The agreement with RBC requires it to provide services to UNL in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through RBC Capital for UNL’s account. In accordance with the agreement, RBC Capital charges UNL commissions of approximately $7 to $8 per round-turn trade, including applicable exchange and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNL also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Total commissions accrued to brokers	$1,604	$2,601
Total commissions as an annualized percentage of average total net assets	0.02%	0.03%
Commissions accrued as a result of rebalancing	$1,130	$2,455
Percentage of commissions accrued as a result of rebalancing	70.45%	94.39%
Commissions accrued as a result of creation and redemption activity	$474	$146
Percentage of commissions accrued as a result of creation and redemption activity	29.55%	5.61%

The decrease in the total commissions accrued to brokers by UNL for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was due primarily to a lesser number of futures contracts being held and traded as a result of UNL’s smaller size in terms of average net assets.

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

NOTE 5 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

UNL may engage in the trading of futures contracts, options on futures contracts, cleared swaps and OTC swaps (collectively, “derivatives”). UNL is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

UNL may enter into futures contracts, options on futures contracts and swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the futures contracts held by UNL through September 30, 2017 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

UNL’s cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of UNL’s assets posted with that FCM; however, the majority of UNL’s assets are held in investments in Treasuries, cash and/or cash equivalents with UNL’s custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of UNL’s custodian, however, could result in a substantial loss of UNL’s assets.

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2017 and December 31, 2016, UNL held investments in money market funds in the amounts of $3,400,000 and $5,000,000, respectively. UNL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2017 and December 31, 2016, UNL held cash deposits and investments in Treasuries in the amounts of $6,402,415 and $10,760,822, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2017 and 2016 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2017 (Unaudited)	For the nine months ended September 30, 2016 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$11.75	$9.72
Total income (loss)	(1.67)	0.48
Net expenses	(0.07)	(0.06)
Net increase (decrease) in net asset value	(1.74)	0.42
Net asset value, end of period	$10.01	$10.14

Total Return	(14.81)%	4.32%

Ratios to Average Net Assets
Total income (loss)	(21.53)%	4.93%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.68%	0.93%
Expenses waived*	(0.53)%	(0.78)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	(22.20)%	4.26%

*	Annualized.

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

The following table summarizes the valuation of UNL’s securities at September 30, 2017 using the fair value hierarchy:

At September 30, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$8,784,968	$8,784,968	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(275,316)	(275,316)	—	—

During the nine months ended September 30, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNL’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$11,292,035	$11,292,035	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,796,004	2,796,004	—	—

During the year ended December 31, 2016, there were no transfers between Level I and Level II.

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$(275,316)	$2,796,004

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2017		For the nine months ended September 30, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed futures contracts	$605,720		$(2,808,405)

	Change in unrealized gain (loss) on open contracts		$(3,071,320)		$3,425,855

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

Introduction

UNL, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UNL is for the daily changes, in percentage terms, of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes, in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”) consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), plus interest earned on UNL’s collateral holdings, less UNL’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted UNL’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of natural gas or any particular futures contract based natural gas, nor is UNL’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of UNL, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below).

UNL invests primarily in natural gas futures contracts that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) swaps that are based on the price of natural gas, crude oil and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. As of September 30, 2017, UNL held 312 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the nine months ended September 30, 2017, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the nine months ended September 30, 2017, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures, and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect UNL, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UNL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNL.

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

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., an “FCM”), and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM.

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

Derivatives Regulations in Non-U.S. Jurisdictions

In addition to U.S. laws and regulations, UNL may be subject to non-U.S. derivatives laws and regulations if it engages in futures and/or swaps transactions with non-U.S. persons. For example, UNL may be impacted by European laws and regulations to the extent that it engages in futures transactions on European exchanges or derivatives transactions with European entities. Other jurisdictions impose requirements applicable to futures and derivatives that are similar to those imposed by the U.S., including position limits, margin, clearing and trade execution requirements.

Money Market Reform

The SEC adopted Rule 2a-7 under the Investment Company Act of 1940, which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as UNL. A portion of UNL‘s assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. UNL does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if UNL invests in other types of MMFs besides government MMFs in the future, UNL could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 net asset value or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Price Movements

Natural gas futures prices were volatile during the nine months ended September 30, 2017. During the period the average high price of the Benchmark Futures Contracts did not exceed the starting period price of $3.621 per million British thermal shares (“MMBtu”). Excluding the period starting price, the average high price for the period was on January 26, 2017 when the average price of the Benchmark Futures Contracts was $3.519 MMBtu. The average low price of the period was on July 31, 2017, when the average price of the Benchmark Futures Contracts was $2.924 per MMBtu. The average price of the Benchmark Futures Contracts on September 30, 2017 was $3.051 per MMBtu, a decrease of approximately (15.74)% over the period. UNL’s per share NAV began the period at $11.75 and ended the period at $10.01 on September 30, 2017 a decrease of approximately (14.81)% over the period. Excluding the period starting per share NAV, UNL’s per share NAV reached its high for the period on January 17, 2017 at $11.35 and reached its low for the period on February 27, 2017 at $9.52. The average Benchmark Futures Contract prices listed above began with the February 2017 contract to January 2018 contracts and ended with the November 2017 to October 2018 contracts. The decrease of approximately (15.74)% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the nine months ended September 30, 2017, the natural gas futures market was primarily in a period of contango, the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract or contracts further away from expiration. (On days when the market is in backwardation, the price of the near month natural gas Futures Contract is typically higher than the price of the next month natural gas Futures Contract or contracts further away from expiration.) For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

Valuation of Natural Gas Futures Contracts and the Computation of the Per Share NAV

The per share NAV of UNL’s shares is calculated once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. UNL’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other UNL investments, including cleared swaps or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Natural Gas Market

Results of Operations. On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL.” On that day, UNL established its initial offering price at $50.00 per share and issued 200,000 shares to the initial Authorized Participant in exchange for $10,000,000 in cash.

Since its initial offering of 30,000,000 shares, UNL has not registered any subsequent offerings of its shares. As of September 30, 2017, UNL had issued 5,500,000 shares, 950,000 of which were outstanding. As of September 30, 2017, there were 24,500,000 shares registered but not yet issued.

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

As of September 30, 2017, UNL had the following Authorized Participants: Citadel Securities, LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, JP Morgan Securities, Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Average daily total net assets	$11,178,310	$13,155,548
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$57,470	$30,671
Annualized approximate yield based on average daily total net assets	0.69%	0.31%
Management fee	$62,706	$73,865
Total fees and other expenses excluding management fees	$57,090	$91,490
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of the expense waiver	$44,548	$76,717
Expenses before allowance for the expense waiver	$119,796	$165,355
Expenses after allowance for the expense waiver	$75,248	$88,638
Total commissions accrued to brokers	$1,604	$2,601
Total commissions as annualized percentage of average total net assets	0.02%	0.03%
Commissions accrued as a result of rebalancing	$1,130	$2,455
Percentage of commissions accrued as a result of rebalancing	70.45%	94.39%
Commissions accrued as a result of creation and redemption activity	$474	$146
Percentage of commissions accrued as a result of creation and redemption activity	29.55%	5.61%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the nine months ended September 30, 2017.

The decrease in gross total expenses excluding management fees for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was due to a decrease in certain UNL’s operating expenses.

The decrease in UNL’s total commissions accrued to brokers for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was due primarily to a lower number of futures contracts being held and traded as a result of UNL’s smaller size in terms of average net assets.

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	For the three months ended September 30, 2017	For the three months ended September 30, 2016
Average daily total net assets	$9,425,274	$14,346,004
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$22,499	$11,565
Annualized approximate yield based on average daily total net assets	0.95%	0.32%
Management fee	$17,818	$27,045
Total fees and other expenses excluding management fees	$23,152	$34,396
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of the expense waiver	$19,588	$28,986
Expenses before allowance for the expense waiver	$40,970	$61,441
Expenses after allowance for the expense waiver	$21,382	$32,455
Total commissions accrued to brokers	$507	$771
Total commissions as annualized percentage of average total net assets	0.02%	0.02%
Commissions accrued as a result of rebalancing	$507	$771
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the three months ended September 30, 2017.

The decrease in gross total expenses excluding management fees for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily due to a decrease in certain of UNL’s operating expenses.

The decrease in UNL’s total commissions accrued to brokers for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was a result of fewer futures contracts held and traded.

Tracking UNL’s Benchmark

USCF seeks to manage UNL’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average of the price of the Benchmark Futures Contracts, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in UNL’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the prices of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UNL’s portfolio management goals do not include trying to make the nominal price of UNL’s per share NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts and other Natural Gas-Related Investments.

For the 30-valuation days ended September 30, 2017, the simple average daily change in the average of the Benchmark Futures Contracts was 0.0413%, while the simple average daily change in the per share NAV of UNL over the same time period was 0.0420%. The average daily difference was 0.0007% (or 0.07 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (5.8102)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to September 30, 2017, the simple average daily change in the average price of its Benchmark Futures Contracts was (0.0632)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.0659)%. The average daily difference was (0.0027)% (or (0.27) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (0.2292)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first graph exhibits the daily changes for the last 30 valuation days ended September 30, 2017. The second graph measures monthly changes from September 30, 2012 through September 30, 2017.

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

For the nine months ended September 30, 2017, the actual total return of UNL as measured by changes in its per share NAV was (14.81)%. This is based on an initial per share NAV of $11.75 as of December 31, 2016 and an ending per share NAV as of September 30, 2017 of $10.01. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $9.97 as of September 30, 2017, for a total return over the relevant time period of (15.15)%. The difference between the actual per share NAV total return of UNL of (14.81)% and the expected total return based on the Benchmark Futures Contracts of (15.15)% was an error over the time period of 0.34%, which is to say that UNL’s actual total return outperformed the benchmark result. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track differently than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2016, the actual total return of UNL as measured by changes in its per share NAV was 4.32%. This was based on an initial per share NAV of $9.72 as of December 31, 2015 and an ending per share NAV as of September 30, 2016 of $10.14. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $10.17 as of September 30, 2016, for a total return over the relevant time period of 4.63%. The difference between the actual per share NAV total return of UNL of 4.32% and the expected total return based on the Benchmark Natural Gas Futures Contract of 4.63% was an error over the time period of (0.31)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UNL’s ability to accurately track its Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the nine months ended September 30, 2017, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts over time.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of Futures Contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the average price of the Benchmark Futures Contract. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2017. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UNL will continue to be higher than interest earned by UNL. As such, USCF anticipates that UNL will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts’ total return movements. In that case, the error in tracking the changes in the average of the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average of the Benchmark Futures Contracts. During the nine months ended September 30, 2017, UNL did not hold Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

As an example, assume that the price of natural gas for immediate delivery, is $3 per MMBtu, and the value of a position in the near month futures contract is also $3. Over time, the price of natural gas will fluctuate based on a number of market factors, including demand for natural gas relative to supply. The value of the near month futures contract will likewise fluctuate in reaction to a number of market factors. If an investor seeks to maintain a position in a near month futures contract and not take delivery of physical barrels of natural gas, the investor must sell the current near month futures contract as it approaches expiration and invest in the next month futures contract. In order to continue holding a position in the current near month futures contract, this “roll” forward of the futures contract must be executed every month.

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

The chart below compares the daily price of the near month natural gas futures contract to the price of 13th month natural gas futures contract (i.e., a contract one year forward) over the last 10 years. When the price of the near month futures contract is higher than the price of the 13th month futures contract, the market would be described as being in backwardation. When the price of the near month futures contract is lower than the 13th month futures contract, the market would be described as being in contango. Although the price of the near month futures contract and the price of the 13th month futures contract tend to move together, it can be seen that at times the near month futures contract prices are higher than the 13th month futures contracts prices (backwardation), and at other times, the near month futures contract prices are lower than the 13th month futures contract prices (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10-year period between September 30, 2007 and September 30, 2017. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Historically, natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas futures contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within the relatively short period of time of less than one year. While the investment objective of UNL is not to have the market price of its shares match, dollar for dollar, changes in the spot price of natural gas, both contango and backwardation impacted the total return on an investment in UNL shares during the nine months ended September 30, 2017 relative to a hypothetical direct investment in natural gas. For example, an investment in UNL shares made on December 31, 2016 and held to September 30, 2017 decreased , based upon the changes in the NAV for UNL shares on those days, by approximately (14.81)%, while the spot price of natural gas for immediate delivery (as represented by the price of the Benchmark Futures Contract) during the same period decreased by approximately (15.74)% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, an investment in UNL shares made on December 31, 2015 and held to September 30, 2016 increased, based upon the changes in the NAV for UNL shares on those days, by approximately 4.32%, while the spot price of natural gas for immediate delivery (as represented by the price of the Benchmark Futures Contract) during the same period increased by approximately 21.48% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

USCF believes that holding futures contracts whose expiration dates are spread out over a 12-month period of time will cause the total return of such a portfolio to vary compared to a portfolio that holds only a single month’s contract (such as the near month contract). In particular, USCF believes that the total return of a portfolio holding contracts with a range of expiration months will be impacted differently by the price relationship between different contract months of the same commodity future compared to the total return of a portfolio consisting of the near month contract. USCF believes that based on historical evidence a portfolio that held futures contracts with a range of expiration dates spread out over a 12-month period of time would typically be impacted less by the positive effect of backwardation, and less by the negative effect of contango, compared to a portfolio that held contracts of a single near month. As a result, absent the impact of any other factors, a portfolio of 12 different monthly contracts would tend to have a lower total return than a near month only portfolio in a backwardation market and a higher total return in a contango market. However, there can be no assurance that such historical relationships would provide the same or similar results in the future.

Periods of contango or backwardation do not materially impact UNL’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the average of the prices of the Benchmark Futures Contracts since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both UNL’s shares and the Benchmark Futures Contracts. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods and because of the seasonal nature of natural gas demand, both may occur within a single year’s time.

Natural Gas Market. During the nine months ended September 30, 2017, natural gas prices in the United States were volatile during the first half of the year before settling into a tight trading range during the third quarter. Prices ended the period lower than the beginning of the year, although most of this change occurred with a large decline on the first trading day of the year. Storage levels followed normal seasonal patterns, but fell below prior-year levels for the first time since 2014 and declined to the lowest surplus over the five-year average in the last two years. As of September 30, 2017, the amount of natural gas in storage stood at 3,508 billion cubic feet, which was approximately 4.7% below 2016 levels. Increased U.S. exports of natural gas along with greater domestic demand have aided the call on natural gas. Should trends continue, as we enter the winter season with less in storage than last year, a cold winter could be very bullish for prices. Conversely, warmer than normal weather could lead to storage builds and would likely put pressure on prices absent other factors.

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

For the ten-year time period between September 30, 2007 and September 30, 2017, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
September 30, 2007 – September 30, 2017*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.287)	0.965	0.464	0.436	0.446	0.083
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.257)	(0.390)	(0.331)	(0.349)	(0.041)
Global Equities (FTSE World Index)			1.000	0.514	0.476	0.484	0.121
Crude Oil				1.000	0.805	0.700	0.263
Diesel-Heating Oil					1.000	0.729	0.258
Unleaded Gasoline						1.000	0.154
Natural Gas							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2017, the movement of natural gas remained neither strongly correlated nor inversely correlated with U.S. Government bonds, crude oil or diesel-heating oil. Movement of natural gas was somewhat negatively correlated with Large cap U.S. equities and global equities and somewhat correlated with unleaded gasoline.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
12 Months ended September 30, 2017*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.229)	0.768	0.620	0.326	(0.150)	(0.331)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.288	(0.393)	(0.103)	0.319	(0.271)
Global Equities (FTSE World Index)			1.000	0.515	0.223	(0.124)	(0.516)
Crude Oil				1.000	0.676	(0.212)	(0.119)
Diesel-Heating Oil					1.000	0.497	0.185
Unleaded Gasoline						1.000	0.408
Natural Gas							1.000

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

The correlations between natural gas, crude oil, diesel-heating oil and gasoline are relevant because USCF endeavors to invest UNL’s assets in Natural Gas Futures Contracts and Other Natural Gas-Related Investments so that daily changes in percentage terms in UNL’s per share NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contracts. If certain other fuel-based commodity Natural Gas Futures Contracts do not closely correlate with the Benchmark Futures Contracts, then their use could lead to greater tracking error. As noted above, USCF also believes that the changes in percentage terms in the average of the prices of the Benchmark Futures Contracts will closely correlate with changes in percentage terms in the spot price of natural gas.

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

Liquidity and Capital Resources

UNL has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UNL has met, and it is anticipated that UNL will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UNL’s liquidity needs include: redeeming shares, providing margin deposits for its existing Natural Gas Futures Contracts or the purchase of additional Natural Gas Futures Contracts and posting collateral for its OTC swaps, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the nine months ended September 30, 2017, UNL’s expenses exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2017, UNL used other assets to pay expenses, which could cause a decrease in UNL’s NAV over time. To the extent expenses exceed income, UNL’s NAV will be negatively impacted.

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Natural Gas Futures Contracts. During the nine months ended September 30, 2017, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of September 30, 2017, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $9,802,415 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2017, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

European Sovereign Debt

UNL had no direct exposure to European sovereign debt as of September 30, 2017 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Contractual Obligations

UNL’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of UNL’s NAV, currently 0.75% of NAV on its average daily total net assets.

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

As of September 30, 2017, UNL’s portfolio consisted of 312 Natural Gas Futures NG Contracts traded on the NYMEX. As of September 30, 2017, UNL did not hold any Natural Gas Futures Contracts on the ICE Futures Europe. For a list of UNL’s current holdings, please see UNL’s website at www.uscfinvestments.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

UNL is exposed to commodity price risk. In particular, UNL is exposed to natural gas price risk through its holdings of Natural Gas Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Natural Gas Futures Contracts that UNL holds in its portfolios, as described in “Contractual Obligations” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, are expected to directly affect the value of UNL’s shares.

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

During the nine months reporting period ended September 30, 2017, UNL limited its OTC activities to EFRP transactions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL did not have any redemptions during the third quarter of the year ended December 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/17 to 7/31/17	—	NA
8/1/17 to 8/31/17	—	NA
9/1/17 to 9/30/17	—	NA
Total	—

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

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

Date: November 13, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 13, 2017

