Form 10-K
period 2017-12-31
United States 12 Month Natural Gas Fund, LP
filed 2018-03-21
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2017 was: $9,481,000.

The registrant had 800,000 outstanding shares as of March 19, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES 12 MONTH NATURAL GAS FUND, LP

Part I

Item 1. Business.

What is UNL?

The United States 12 Month Natural Gas Fund, LP (“UNL”) is a Delaware limited partnership organized on June 27, 2007. UNL maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. UNL is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). It operates pursuant to the terms of the Third Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”), which is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG (“Concierge”). Mr. Nicholas Gerber (discussed below), along with certain family members and certain shareholders, owns the majority of the shares in Concierge. Wainwright is a holding company that currently holds shares of both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. USCF Advisers LLC serves as the investment adviser for the USCF SummerHaven SHPEN Index Fund (“BUYN”), the USCF SummerHaven SHPEI Index Fund (“BUY”), each a series of the USCF ETF Trust, as well as the USCF Commodity Strategy Fund, a series of the USCF Mutual Funds Trust. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). USCF Advisers LLC was also the investment adviser for the Stock Split Index Fund (“TOFR”) and the USCF Restaurant Leaders Fund (“MENU”), each a series of the USCF ETF Trust, until October 2017 when both funds liquidated all of their assets and distributed cash pro rata to remaining shareholders. The Board of Trustees for USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF serves as general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States Short Oil Fund, LP (“DNO”) and the United States Brent Oil Fund, LP (“BNO”). USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. UCCO is currently in registration and has not commenced operations.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware Statutory Trust, and each of its series, the REX S&P MLP Fund, (“RMLP”) and the REX S&P MLP Inverse Fund (“MLPD”), which are currently in registration and have not commenced operations (together, the “REX Funds”), and the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017.

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

UNL seeks to achieve its investment objective by investing in a mix of Futures Contracts and Other-Natural-Gas Related Investments such that the changes in its NAV will closely track the changes in the price of the NYMEX Futures Contracts for natural gas delivered to Henry Hub Louisiana. USCF believes changes in the price of the Benchmark Futures Contracts have historically exhibited a close correlation with the changes in the spot price of natural gas. On any valuation day (a valuation day is any NYSE Arca trading day as of which UNL calculates its NAV as described herein), the Benchmark Futures Contracts are the near month contract to expire for natural gas traded on the NYMEX, and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire for natural gas on the NYMEX and the contracts for the following 11 consecutive months. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted.

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

The specific Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of UNL’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the natural gas market, position limits or other regulatory requirements limiting UNL’s holdings, and market conditions, it may invest in futures contracts traded on other exchanges or invest in Other Natural Gas-Related Investments. To the extent that UNL invests in Other Natural Gas-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contracts, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the OTC market. If UNL is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Natural Gas-Related Investments, a substantial portion of UNL’s assets could be invested in accordance with such priority in Other Natural Gas-Related Investments that are intended to replicate the return on the Benchmark Futures Contracts. As UNL’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Natural Gas-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on UNL’s ability to invest in OTC transactions and cleared swaps.

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

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in a Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL could be ordered to reduce its Natural Gas NG Futures Contracts to below the 6,000 single month and/or 12,000 all month accountability level. As of December 31, 2017, UNL held 292 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the year ended December 31, 2017, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contracts to expire to the next month contracts during a one-day period beginning two weeks from expiration of the contracts. For the year ended December 31, 2017, UNL did not exceed any position limits imposed by the NYMEX and ICE Futures.

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect UNL, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UNL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNL. See "The Commodity Interest Markets-Commodities Regulation" in this annual report on Form 10-K for additional information.

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

On October 8, 2013, USCF entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets, LLC (“RBC Capital”) to serve as UNL’s FCM, effective October 10, 2013. This agreement requires RBC Capital to provide services to UNL, as of October 10, 2013, in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased or sold by or through RBC Capital for UNL’s account. For the period October 10, 2013 and after, UNL pays RBC Capital commissions for executing and clearing trades on behalf of UNL.

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661. Effective October 10, 2013, RBC Capital became the futures clearing broker for UNL. RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

Royal Bank of Canada (“RBC”), and its subsidiary, RBC Capital Markets LLC (“RBC Capital”), are large financial institutions subject to many different complex legal and regulatory requirements. As a result, certain of RBC’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RBC with respect to issues raised in various investigations. RBC complies fully with its regulators in all investigations being conducted and in all settlements it reaches. In addition, RBC is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations. RBC complies fully with all settlements it reaches and all orders, awards and judgments made against it.

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

On April 27, 2017, pursuant to an offer of settlement, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that RBC Capital engaged in EFRP transactions which failed to satisfy the Rules of the Chicago Board of Trade (the “Exchange”) in one or more ways. Specifically, the Panel found that RBC Capital traders entered into EFRP trades in which RBC Capital accounts were on both sides of the transactions. While the purpose of the transactions was to transfer positions between the RBC Capital accounts, the CME Group found that the manner in which the trades occurred violated the Exchange’s prohibition on wash trades. The Panel found that RBC Capital thereby violated CBOT Rules 534 and (legacy) 538.B. and C. In accordance with the settlement offer, the Panel ordered RBC Capital to pay a $175,000 fine.

On June 18, 2015, in connection with the Municipalities Continuing Disclosure Cooperation initiative of the U.S. Securities and Exchange Commission (“SEC”), the SEC commenced and settled an administrative proceeding against RBC Capital for willful violations of Sections 17(a)(2) of the Securities Act of 1933, as amended (“Securities Act”) after the firm self-reported instances in which it conducted inadequate due diligence in certain municipal securities offerings and as a result, failed to form a reasonable basis for believing the truthfulness of certain material representations in official statements issued in connection with those offerings. RBC Capital paid a fine of $500,000.

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

On July 31, 2015, RBC Capital was added as a new defendant in a pending putative class action initially filed in November 2013 in the United States District Court for the Southern District of New York. The action is brought against multiple foreign exchange dealers and alleges collusive behavior, among other allegations, in foreign exchange trading. Various regulators are also conducting inquiries regarding potential violations of law by a number of banks and other entities, including RBC, regarding foreign exchange trading. In September 2017, the U.S. District Court entered an order preliminarily approving a pending settlement with class plaintiffs. Canadian class actions and one other U.S. action that is purportedly brought on behalf of different classes of plaintiffs remain pending.

On April 13, 2015, RBC’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (RBC Bahamas), was charged in France with complicity in tax fraud. RBC Bahamas believes that its actions did not violate French law and contested the charge in the French court. The trial of this matter has concluded and a verdict was delivered on January 12, 2017, acquitting the company and the other defendants. The French prosecutor’s office has appealed.

Thornburg Mortgage Inc. (now known as “TMST”) and RBC were parties to a master repurchase agreement executed in September 2003 whereby TMST financed its purchase of residential mortgage-backed securities. Upon TMST’s default during the financial crisis, RBC valued TMST’s collateral at allegedly deflated prices. After TMST’s bankruptcy filing, TMST’s trustee brought suit against RBC in 2011 for breach of contract. In 2015, TMST was awarded more than $45 million in damages. RBC has appealed. The appeals court set a briefing schedule and simultaneously ordered the parties to participate in a mediation. The parties have subsequently reached an agreement to settle the matter; a motion to approve the settlement was filed with the bankruptcy court on January 10, 2016 and granted on February 27, 2017.

On October 14, 2014, the Delaware Court of Chancery (the “Court of Chancery”) in a class action brought by former shareholders of Rural/Metro Corporation, held RBC Capital liable for aiding and abetting a breach of fiduciary duty by three Rural/Metro directors, but did not make an additional award for attorney’s fees. A final judgment was entered on February 19, 2015 in the amount of US$93 million plus post judgment interest. RBC appealed the Court of Chancery’s determination of liability and quantum of damages, and the plaintiffs cross-appealed the ruling on additional attorneys’ fees. On November 30, 2015, the Delaware Supreme Court affirmed the Court of Chancery with respect to both the appeal and cross-appeal. RBC is cooperating with an investigation by the SEC relating to this matter. In particular, the SEC contended that RBC caused materially false and misleading information to be included in the proxy statement that Rural filed to solicit shareholder approval for the sale in violation of section 14(A) of the Securities Exchange Act of 1934 and Rule 14A-9 thereunder. On August 31, 2016, RBC was ordered by the SEC to cease and desist and paid $500,000 in disgorgement, plus interest of $77,759 and a civil penalty of $2 million.

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

Currently, USCF does not employ commodity trading advisors for the trading of UNL contracts. USCF currently does, however, employ SummerHaven Investment Management, LLC as a trading advisor for USCI, CPER and USAG. If, in the future, USCF does employ commodity trading advisors for UNL, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees of UNL

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers (1)

Service Provider	Compensation Paid by USCF
BBH&Co., Custodian and Administrator	Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of UNL’s and the Related Public Funds’ combined net assets, (b) 0.0465% for UNL’s and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once UNL’s and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors - Marketing Agent	0.06% on UNL’s assets up to $3 billion and 0.04% on UNL’s assets in excess of $3 billion.

(1)	USCF pays this compensation.
(2)	The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7 to $15 per transaction for the funds.

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

Fees and Compensation Arrangements between UNL and Non-Affiliated Service Providers (3)

Service Provider	Compensation Paid by UNL
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	UNL pays this compensation.

New York Mercantile Exchange Licensing Fee (4) – 0.015% on all net assets.

(4)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. UNL is responsible for its pro rata share of the assets held by UNL and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD.

Expenses Paid or Accrued by UNL from Inception through December 31, 2017 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$1,482,549
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$67,570
Other Amounts Paid or Accrued(5):	$1,285,793
Total Expenses Paid or Accrued:	$2,835,912
Expenses Waived(6):	$(952,451)
Total Expenses Paid or Accrued Excluding Expenses Waived(6):	$1,883,461

(5)	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(6)	USCF has voluntarily agreed to pay certain expenses typically borne by UNL, to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by UNL from Inception through December 31, 2017 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.74% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.03% annualized
Other Amounts Paid or Accrued(7):	0.64% annualized
Total Expenses Paid or Accrued:	1.41% annualized
Expenses Waived(8):	(0.47)% annualized
Total Expenses Paid or Accrued Excluding Expenses Waived(8):	0.94% annualized

(7)	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(8)	USCF has voluntarily agreed to pay certain expenses typically borne by UNL, to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. UNL also pays the fees and expenses associated with its audit, tax accounting and reporting requirements. These fees were approximately $72,000 for the fiscal year ended December 31, 2017. In addition, UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ended December 31, 2017 were $536,375 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2017 was $1,929.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of UNL (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by UNL, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay UNL a $350 fee for each order they place to create or redeem one or more Creation Baskets or Redemption Baskets. Authorized Participants who make deposits with UNL in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UNL or USCF, and no such person will have any obligation or responsibility to USCF or UNL to effect any sale or resale of shares. As of December 31, 2017, 10 Authorized Participants had entered into agreements with USCF on behalf of UNL. During the year ended December 31, 2017, UNL issued 2 Creation Baskets and redeemed 12 Redemption Baskets.

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

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for transferring to UNL’s account with the Custodian the required amount of Treasuries and cash by the end of the second business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Participant’s DTC account on the second business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of UNL shall be borne solely by the Authorized Participant.

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

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. By placing a redemption order, an Authorized Participant agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to UNL’s account with the Custodian not later than 3:00 p.m. New York time on the second business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC energy transaction (through itself or a designated acceptable broker) with UNL for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Participant fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet UNL’s investment objective and shall be sold as a result of the Authorized Participant’s sale of shares.

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

Delivery of Redemption Distribution

The redemption distribution due from UNL will be delivered to the Authorized Participant by 3:00 p.m. New York time on the second business day following the redemption order date if, by 3:00 p.m. New York time on such second business day, UNL’s DTC account has been credited with the baskets to be redeemed. If UNL’s DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if UNL receives the fee applicable to the extension of the redemption distribution date which USCF may, from time to time, determine and the remaining baskets to be redeemed are credited to UNL’s DTC account by 3:00 p.m. New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. Pursuant to information from USCF, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to UNL’s DTC account by 3:00 p.m. New York time on the second business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as USCF may from time to time determine.

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

Creation and Redemption Transaction Fee

To compensate UNL for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to UNL per order to create or redeem baskets, regardless of the number of baskets in such order. Authorized Participants pay UNL a $350 fee for each order they place to create or redeem one or more Creation Baskets or Redemption Baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

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

Commodities Regulation

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

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. The NFA is the only self-regulatory association for commodities professionals other than the exchanges. As such, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity pool operators. USCF is a member of the NFA. As a member of the NFA, USCF is subject to NFA standards relating to fair trade practices, financial condition and consumer protection.

The CEA requires all FCMs, i.e. UNL’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA.

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

CFTC regulations require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. These regulations are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations, and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

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

As discussed above, the CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets. The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect UNL, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UNL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNL. See "The Commodity Interest Markets-Commodities Regulation" in this annual report on Form 10-K for additional information.

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

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that participant. The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

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

OTC Swaps

In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency (each an “Agency” and, collectively, the “Agencies”) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (“Swap Entities”) that are subject to the jurisdiction of one of the Agencies (such entities, “Covered Swap Entities”, and the joint final rules, the “Final Margin Rules”).

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

The Final Margin Rules require minimum variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The minimum variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously posted or collected. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be posted or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. The Fund is not a Covered Swap Entity under the Final Margin Rules but it is a financial end-user. Accordingly, the Fund is currently subject to the variation margin requirements of the Final Margin Rules. However, the Fund does not have material swaps exposure and, accordingly, the Fund will not be subject to the initial margin requirements of the Final Margin Rules.

The Dodd-Frank Wall Street Reform and Consumer Protection Act required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015 the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC has yet to finalize its margin rules.

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if UNL enters into an interest rate or index-based credit default swaps that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require UNL to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by UNL’s FCM.

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

SEC Reports

UNL makes available, free of charge, on its website, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports are also available from the SEC through its website at: www.sec.gov.

CFTC Reports

UNL also makes available its monthly reports and its annual reports required to be prepared and filed with the NFA under the CFTC regulations.

Intellectual Property

USCF owns trademark registrations for the UNITED STATES 12 MONTH NATURAL GAS FUND (U.S. Reg. No. 3783071) for “financial investment services in the field of natural gas futures contracts, cash-settled options on natural gas futures contracts, forward contracts for natural gas, over-the-counter transactions based on the price of natural gas, and indices based on the foregoing,” in use since November 18, 2009, UNL UNITED STATES 12 MONTH NATURAL GAS FUND, LP (and 12 and Flame Design) (U.S. Reg. No. 4440925) for “financial investment services in the field of natural gas futures contracts, cash-settled options on natural gas futures contracts, forward contracts for natural gas, over-the-counter transactions based on the price of natural gas, and indices based on the foregoing” in use since September 30, 2012. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

USCF owns trademark registrations for USCF (U.S. Reg. No. 5127374) in use since April 10, 2016, USCF (U.S. Reg No. 5040755) for “fund investment services,”, and USCF UNITED STATES COMMODITY FUNDS LLC & Design (U.S. Reg. No. 4304004) for “fund investment services,” in use since June 24, 2008. USCF UNITED STATES COMMODITY FUNDS LLC THE 3RD GENERATION OF COMMODITY INDEX FUNDS (U.S. Reg. No. 4250812), USCF THE 3RD GENERATION OF COMMODITY INDEX FUNDS (U.S. Reg. No 4250813, USCF UNITED STATES COMMODITY FUNDS LLC THE 3RD GENERATION OF COMMODITY INDEX FUNDS (U.S. Reg No. 4258460) and USCF THE 3RD GENERATION OF COMMODITY INDEX FUNDS (U.S. Reg No. 4258461) in use since May 14, 2012. USCF applied for trademark registration for INVEST IN WHAT’S REAL (Serial No. 87073498) in use since April 2014. USCF relies upon these trademarks and service mark through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Item 1A. Risk Factors.

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and UNL’s financial statements and the related notes.

UNL’s investment objective is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily percentage changes in the average of the prices of the Benchmark Futures Contracts, plus interest earned on UNL’s collateral holdings, less UNL’s expenses. UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period. UNL’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in natural gas and to hedge against movements in the spot price of natural gas. An investment in UNL involves investment risk similar to a direct investment in Futures Contracts and Other Natural Gas-Related Investments, and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of natural gas will have an efficient hedge only if the price they pay for their shares closely correlates with the price of natural gas. In addition to investment risk and correlation risk, an investment UNL involves tax risks, OTC and other risks.

Investment Risk

The daily changes in percentage terms of UNL’s shares per share NAV relates directly to daily changes in the average of the prices of the Benchmark Futures Contracts and other assets held by UNL and fluctuations in the prices of these assets could materially adversely affect an investment in UNL’s shares.

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

The market price at which investors buy or sell shares may be significantly less or more than NAV.

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

Daily percentage changes in UNL’s NAV may not correlate with daily percentage changes in the average of the prices of the Benchmark Futures Contracts.

It is possible that the daily percentage changes in UNL’s NAV per share may not closely correlate to daily percentage changes in the average of the prices of the Benchmark Futures Contracts. Non-correlation may be attributable to disruptions in the market for natural gas, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As UNL approaches or reaches position limits with respect to the Benchmark Futures Contracts and other Futures Contracts or in view of market conditions, UNL may begin investing in Other Natural Gas-Related Investments. In addition, UNL is not able to replicate exactly the changes in the price of the Benchmark Futures Contracts because the total return generated by UNL is reduced by expenses and transaction costs, including those incurred in connection with UNL’s trading activities, and increased by interest income from UNL’s holdings of Treasury securities. Tracking the Benchmark Futures Contracts requires trading of UNL’s portfolio with a view to tracking the Benchmark Futures Contracts over time and is dependent upon the skills of USCF and its trading principals, among other factors.

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

As discussed above, the CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets. The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect UNL, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UNL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNL. See "The Commodity Interest Markets-Commodities Regulation" in this annual report on Form 10-K for additional information.

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

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that participant. The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

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

In addition, for periods beginning after December 31, 2017, UNL may be liable for U.S. federal income tax on any “imputed understatement” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed understatement generally includes increases in allocations of items of income or gains to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for any corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If UNL is required to pay any U.S. federal income taxes on any imputed understatement, the resulting tax liability would reduce the net assets of UNL and would likely have an adverse impact on the value of the shares. Under certain circumstances, UNL may be eligible to make an election to cause the investors to take into account the amount of any imputed understatement, including any interest and penalties. The ability of a publicly traded partnership such as UNL to make this election is uncertain. If the election is made, UNL would be required to provide investors who owned beneficial interests in the shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued. The resulting tax liability on an investor of taking the adjustment into account in the year in which the Adjusted K-1 is issued may be less favorable to the investor than if the adjustment were taken into account in the reviewed year.

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

The impact of U.S. tax reform on UNL is uncertain.

On December 22, 2017, H.R. 1, the bill formerly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law. The Tax Act substantially alters the U.S. federal tax system in a variety of ways, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect the U.S. economy or the demand for and the price of commodities. As a result, it is possible that the Tax Act, as well as any U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act and any future legislation related to tax reform, could have unexpected or negative impacts on UNL and some or all of its shareholders. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in UNL.

OTC Contract Risk

UNL will be subject to credit risk with respect to counterparties to OTC contracts entered into by UNL or held by special purpose or structured vehicles.

UNL faces the risk of non-performance by the counterparties to the OTC contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to UNL, in which case UNL could suffer significant losses on these contracts. The two-way margining requirements imposed by U.S. regulators, discussed in “Item 1. Business – Commodities Regulation,” are intended to mitigate this risk.

Nevertheless, if a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, UNL may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. UNL may obtain only limited recovery or may obtain no recovery in such circumstances.

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

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on UNL is impossible to predict, but it could be substantial and adverse. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on UNL, please see “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K.

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

An unanticipated number of redemption requests during a short period of time could have an adverse effect on UNL’s NAV.

If a substantial number of requests for redemption of Redemption Baskets are received by UNL during a relatively short period of time, UNL may not be able to satisfy the requests from UNL’s assets not committed to trading. As a consequence, it could be necessary to liquidate positions in UNL’s trading positions before the time that the trading strategies would otherwise dictate liquidation.

Money Market Reform

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as UNL. A portion of UNL’s assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. UNL does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if UNL invests in other types of MMFs besides government MMFs in the future, UNL could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

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

CFTC regulations impose several requirements on FCMs that are designed to protect customers, including mandating certain customer protections and the implementation of risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs. There can be no assurance these regulations will prevent losses to, or not materially adversely affect, UNL or its investors.

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

	High	Low
Fiscal year 2017
First quarter	$11.33	$9.52
Second quarter	$11.11	$9.72
Third quarter	$10.27	$9.56
Fourth quarter	$10.15	$8.55

Fiscal year 2016
First quarter	$10.13	$7.97
Second quarter	$10.64	$8.65
Third quarter	$10.82	$9.79
Fourth quarter	$11.85	$9.35

As of November 30, 2017, UNL had approximately 2,495 holders of shares.

Dividends

UNL has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 2 basket (comprising 100,000 shares) and 12 baskets (comprising 600,000 shares) for the three and twelve months ended December 31, 2017, respectively. Monthly redemptions for last three months are detailed below.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/1/17 to 10/31/17	100,000	$9.90
11/1/17 to 11/30/17	—	NA
12/1/17 to 12/31/17	—	NA
Total	100,000

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2017,2016, 2015, 2014 and 2013)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Total assets	$8,414	$18,661	$13,211	$16,520	$27,656
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(3,137)	$2,943	$(4,425)	$(3,808)	$4,384
Net income (loss)	$(3,146)	$2,869	$(4,548)	$(3,972)	$4,090
Weighted average limited partnership shares	1,027,534	1,387,568	1,305,753	1,031,781	1,866,712
Net income (loss) per share	$(2.49)	$2.03	$(3.97)	$(4.63)	$1.09
Net income (loss) per weighted average share	$(3.06)	$2.07	$(3.48)	$(3.85)	$2.19
Cash and cash equivalents at end of year	$7,218	$15,061	$11,220	$15,113	$25,515

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

UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

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

Price Movements

Natural gas futures prices were volatile during the year ended December 31, 2017 and exhibited moderate daily swings along with an uneven upward trend during the year. During the year the average high price of the Benchmark Futures Contracts did not exceed the starting year price of $3.621 per million British thermal shares (“MMBtu”). Excluding the year starting price, the average high price for the year was on January 26, 2017 when the average price of the Benchmark Futures Contracts was $3.519 per MMBtu. The average low price of the year was on December 21, 2017 when the average price dropped to $2.641 per MMBtu. The year ended with the average price of the Benchmark Futures Contracts at $2.857 per MMBtu, a decrease of approximately (21.10)% over the year. UNL’s per share NAV began the year at $11.75 and ended the year at $9.26 on December 31, 2017, a decrease of approximately (21.19)% over the year. Excluding the year starting per share NAV, UNL’s per share NAV reached its high for the year on January 17, 2017 at $11.35 and reached its low for the year on December 21, 2017 at $8.56. The average Benchmark Futures Contracts prices listed above began with the February 2016 to January 2017 contracts and ended with the February 2018 to January 2019 contracts. The decrease of approximately (21.10)% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding natural gas Futures Contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL's Benchmark.”

During the year ended December 31, 2017, the natural gas futures market was primarily in a state of contango, meaning that the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract or contracts further away from expiration. On days when the market is in backwardation, the price of the near month natural gas Futures Contract is typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNL has not registered any subsequent offerings of its shares. As of December 31, 2017, UNL had issued 5,550,000 shares, 900,000 of which were outstanding. As of December 31, 2017, there were 24,450,000 shares registered but not yet issued.

More shares may have been issued by UNL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UNL cannot be resold by UNL. As a result, UNL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2017, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, JP Morgan Securities, Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016; and for the Year Ended December 31, 2016, Compared to the Year Ended December 31, 2015

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Per share net asset value, end of period	$9.26	$11.75	$9.72
Average daily total net assets	$10,507,375	$13,640,771	$15,846,367
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$80,843	$43,730	$6,435
Annualized yield based on average daily total net assets	0.77%	0.32%	0.04%
Management fee	$78,805	$102,306	$118,848
Total fees and other expenses excluding management fees	$77,473	$122,552	$112,972
Total amount of the expense waiver	$61,713	$102,092	$89,122
Expenses before allowance for the expense waiver	$156,278	$224,858	$231,820
Expenses after allowance for the expense waiver	$94,565	$122,766	$142,698
Total commissions accrued to brokers	$2,209	$3,451	$6,117
Total commissions as annualized percentage of average total net assets	0.02%	0.03%	0.04%
Commissions accrued as a result of rebalancing	$1,605	$3,305	$4,698
Percentage of commissions accrued as a result of rebalancing	72.66%	95.77%	76.80%
Commissions accrued as a result of creation and redemption activity	$604	$146	$1,419
Percentage of commissions accrued as a result of creation and redemption activity	27.34%	4.23%	23.20%

Portfolio Expenses. UNL’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that UNL pays to USCF is calculated as a percentage of the total net assets of UNL. The fee is accrued daily and paid monthly.

The decrease in the per share NAV for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to lower prices for natural gas and the related decrease in the value of the natural gas futures contracts in which UNL held and traded; and the increase in the per share NAV for the year ended December 31, 2016, compared to the year ended December 31, 2015, was due primarily to higher prices for natural gas and the related increase in the value of the natural gas futures contracts in which UNL held and traded.

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2017, compared to the year ended December 31, 2016; and were higher during the year ended December 31, 2016, compared to the year ended December 31, 2015. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the year ended December 31, 2017, compared to the year ended December 31, 2016; and was higher during the year ended December 31, 2016 compared to the year ended December 31, 2015. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2017, compared to the year ended December 31, 2016 was due to UNL’s smaller size as measured by total net assets and lower professional fees; and the increase in total fees and other expenses excluding management fees for the year ended December 31, 2016, compared to the year ended December 31, 2015, was due primarily to higher professional fees.

The decrease in total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to a lower number of futures contracts being held and traded; and the decrease in total commissions accrued to brokers for the year ended December 31, 2016, compared to the year ended December 31, 2015, was due primarily to lower number of futures contracts being held and traded.

For the Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016; and for the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

	For the three months ended December 31, 2017	For the three months ended December 31, 2016	For the three months ended December 31, 2015
Per share net asset value, end of period	$9.26	$11.75	$9.72
Average daily total net assets	$8,516,446	$15,085,893	$12,853,676
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$23,373	$13,059	$2,207
Annualized yield based on average daily total net assets	1.09%	0.34%	0.07%
Management fee	$16,099	$28,441	$24,299
Total fees and other expenses excluding management fees	$20,383	$31,062	$29,142
Total amount of the expense waiver	$17,165	$25,375	$24,274
Expenses before allowance for the expense waiver	$36,482	$59,503	$53,441
Expenses after allowance for the expense waiver	$19,317	$34,128	$29,167
Total commissions accrued to brokers	$605	$850	$1,295
Total commissions as annualized percentage of average total net assets	0.03%	0.02%	0.04%
Commissions accrued as a result of rebalancing	$475	$765	$1,105
Percentage of commissions accrued as a result of rebalancing	78.51%	90.00%	85.33%
Commissions accrued as a result of creation and redemption activity	$130	$85	$190
Percentage of commissions accrued as a result of creation and redemption activity	21.49%	10.00%	14.67%

The decrease in the per share NAV for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was due primarily to lower prices for natural gas and the related decrease in the value of the natural gas futures contracts in which UNL held and traded; and the increase in the per share NAV for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, was due primarily to higher prices for natural gas and the related increase in the value of the natural gas futures contracts in which UNL held and traded.

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2017, compared to the three months ended December 31, 2016; and were higher during the three months ended December 31, 2016, compared to the three months ended December 31, 2015. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the three months ended December 31, 2017, compared to the three months ended December 31, 2016; and was higher during the three months ended December 31, 2016 compared to the three months ended December 31, 2015. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended December 31, 2017, compared to the three months ended December 31, 2016 was due to UNL’s smaller size as measured by total net assets; and the increase in total fees and other expenses excluding management fees for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, was due primarily to UNL’s larger size as measured by total net assets.

The decrease in total commissions accrued to brokers for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was due primarily to a lower number of futures contracts being held and traded; and the decrease in total commissions accrued to brokers for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, was due primarily to lower number of futures contracts being held and traded.

Tracking UNL’s Benchmark

USCF seeks to manage UNL’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contracts, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in UNL’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UNL’s portfolio management goals do not include trying to make the nominal price of UNL’s per share NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in natural gas Futures Contracts and Other Natural Gas-Related Investments.

For the 30-valuation days ended December 31, 2017, the simple average daily change in the Benchmark Futures Contracts was (0.218)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.217)%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 2.958%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UNL’s per share NAV versus the daily movement of the Benchmark Futures Contracts for the 30-valuation day period ended December 31, 2017, the last trading day in December. The second chart below shows the monthly total returns of UNL as compared to the monthly value of the Benchmark Futures Contracts for the five years ended December 31, 2017.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to December 31, 2017, the simple average daily change in the Benchmark Futures Contracts was (0.065)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.067)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (0.095)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of UNL versus the return of the Benchmark Futures Contracts can be calculated by comparing the actual return of UNL, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that UNL’s returns had been exactly the same as the daily changes in its Benchmark Futures Contracts.

For the year ended December 31, 2017, the actual total return of UNL as measured by changes in its per share NAV was (21.19)%. This is based on an initial per share NAV of $11.75 as of December 31, 2016 and an ending per share NAV as of December 31, 2017 of $9.26. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $9.22 as of December 31, 2017, for a total return over the relevant time period of (21.53)%. The difference between the actual per share NAV total return of UNL of (21.19)% and the expected total return based on the Benchmark Futures Contracts of (21.53)% was an error over the time period of 0.34%, which is to say that UNL’s actual total return outperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the year ended December 31, 2016, the actual total return of UNL as measured by changes in its per share NAV was 20.88%. This was based on an initial per share NAV of $9.72 as of December 31, 2015 and an ending per share NAV as of December 31, 2016 of $11.75. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $12.98 as of December 31, 2016, for a total return over the relevant time period of 33.54%. The difference between the actual per share NAV total return of UNL of 20.88% and the expected total return based on the Benchmark Futures Contracts of 33.54% was an error over the time period of (12.66)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the year ended December 31, 2015, the actual total return of UNL as measured by changes in its per share NAV was (29.00)%. This was based on an initial per share NAV of $13.69 on December 31, 2014 and an ending per share NAV as of December 31, 2015 of $9.72. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $9.80 as of December 31, 2015, for a total return over the relevant time period of (28.41)%. The difference between the actual per share NAV total return of UNL of (29.00)% and the expected total return based on the Benchmark Futures Contracts of (28.41)% was an error over the time period of (0.59)%, which is to say that UNL's actual total return underperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact UNL’s ability to accurately track its Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the year ended December 31, 2017, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts over time.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2017. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by UNL may continue to be higher than interest earned by UNL. As such, USCF anticipates that UNL will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contracts. During the year ended December 31, 2017, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between December 31, 2007 and December 31, 2017. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the natural gas market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for natural gas and issues involving the physical transportation and storage of natural gas at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of natural gas. A combination of improved transportation and storage capacity, along with growing demand for natural gas globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November, 2014, global natural gas inventories grew rapidly after OPEC decided to defend its market share against U.S. shale-oil producers, resulting in another period during which the natural gas market remained primarily in contango, sometimes steep contango. This period of contango continued through December 31, 2016. In addition, the natural gas markets are expected to remain in contango until U.S. and global oil inventories decline significantly. If OPEC’s recent cuts in oil production have their intended effect on the natural gas market then such a decline may occur in 2017.

Periods of contango or backwardation do not materially impact UNL’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Futures Contracts since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both UNL’s shares and the Benchmark Futures Contracts. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

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

For the ten-year time period between December 31, 2007, and December 31, 2017, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
December 31, 2007 - December 31, 2017*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.277)	0.965	0.467	0.442	0.448	0.076
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.250)	(0.387)	(0.337)	(0.348)	(0.025)
Global Equities (FTSE World Index)			1.000	0.517	0.481	0.487	0.115
Crude Oil				1.000	0.806	0.697	0.257
Diesel-Heating Oil					1.000	0.729	0.258
Unleaded Gasoline						1.000	0.146
Natural Gas							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2017, the movement of natural gas remained neither strongly correlated nor inversely correlated with U.S. Government bonds, crude oil or diesel-heating oil. Movement of natural gas was somewhat negatively correlated with large U.S. equities and global equities and limited correlation with unleaded gasoline.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
12 Months ended December 31, 2017*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.309)	0.812	0.688	0.174	(0.300)	(0.526)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.200)	(0.559)	(0.016)	0.602	0.060
Global Equities (FTSE World Index)			1.000	0.678	0.169	(0.273)	(0.592)
Crude Oil				1.000	0.621	(0.213)	(0.170)
Diesel-Heating Oil					1.000	0.509	0.135
Unleaded Gasoline						1.000	0.384
Natural Gas							1.000

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in natural gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in Treasuries at the FCM. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the year ended December 31, 2017, UNL’s expenses exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2016, UNL's expenses exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, UNL’s NAV will be negatively impacted.

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in natural gas Futures Contracts. During the year ended December 31, 2017, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

Since the initial offering of shares, UNL has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of UNL’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of shares. If USCF and UNL are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, UNL will terminate and investors may lose all or part of their investment.

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

In the future, UNL may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2017, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $8,918,876 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2017, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

European Sovereign Debt

UNL had no direct exposure to European sovereign debt as of December 31, 2017 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

USCF pays the fees of the Marketing Agent and the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNL’s financial statements and its SEC, NFA and CFTC reports. USCF and UNL have also entered into a licensing agreement with the NYMEX pursuant to which UNL and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD, pay a licensing fee to the NYMEX. UNL also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by UNL to the extent that such expenses exceeded 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Financial Statements in Item 8 of this annual report on Form 10-K.

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

As of December 31, 2017, UNL’s portfolio consisted of 292 Natural Gas Futures NG Contracts traded on the NYMEX. As of December 31, 2017, UNL did not hold any natural gas Futures Contracts traded on the ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.uscfinvestments.com.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

UNL is exposed to commodity price risk. In particular, UNL is exposed to natural gas price risk through its holdings of natural gas Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the natural gas Futures Contracts that UNL holds in its portfolio, as described in “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" above, are expected to directly affect the value of UNL’s shares.

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

During the reporting period of this annual report on Form 10-K, UNL limited its OTC activities to EFRP transactions.

UNL anticipates that the use of Other Natural Gas-Related Investments together with its investments in natural gas Futures Contracts will produce price and total return results that closely track the investment goals of UNL. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of natural gas Futures Contracts, which may impact UNL’s ability to successfully track the Benchmark Futures Contract.

Item 8. Financial Statements and Supplementary Data.

United States 12 Month Natural Gas Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UNL’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2017, UNL’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States 12 Month Natural Gas Fund, LP

Opinions on the Financial Statements

We have audited the accompanying statements of financial condition of United States 12 Month Natural Gas Fund, LP (the “Fund”) as of December 31, 2017 and 2016, including the schedule of investments as of December 31, 2017 and 2016, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2017, 2016 and 2015.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States 12 Month Natural Gas Fund, LP as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Fund’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

/s/ Spicer Jeffries LLP

We have served as the Fund’s auditor since 2008.

Greenwood Village, Colorado

March 21, 2018

United States 12 Month Natural Gas Fund, LP

Statements of Financial Condition

At December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents (at cost $7,217,601 and $15,061,018, respectively) (Notes 2 and 5)	$7,217,601	$15,061,018
Equity in trading accounts:
Cash and cash equivalents (at cost $1,701,275 and $699,804, respectively)	1,701,275	699,804
Unrealized gain (loss) on open commodity futures contracts	(568,922)	2,796,004
Receivable from General Partner (Note 3)	61,713	102,092
Dividends receivable	2,319	1,488
Interest receivable	88	—
Directors' fees and insurance receivable	66	—
ETF transaction fees receivable	—	350

Total assets	$8,414,140	$18,660,756

Liabilities and Partners' Capital
Payable due to Broker	$—	$2,099,689
General Partner management fees payable (Note 3)	5,493	10,437
Professional fees payable	72,695	102,301
Brokerage commissions payable	1,181	1,801
Directors' fees and insurance payable	—	106
License fees payable	331	744

Total liabilities	79,700	2,215,078

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	8,334,440	16,445,678
Total Partners' Capital	8,334,440	16,445,678

Total liabilities and partners' capital	$8,414,140	$18,660,756

Limited Partners' shares outstanding	900,000	1,400,000
Net asset value per share	$9.26	$11.75
Market value per share	$9.18	$11.69

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Schedule of Investments

At December 31, 2017

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2018 contracts, expiring January 2018	$872,763	24	$(164,043)	(1.97)
NYMEX Natural Gas Futures NG March 2018 contracts, expiring February 2018	832,869	24	(135,429)	(1.63)
NYMEX Natural Gas Futures NG April 2018 contracts, expiring March 2018	715,113	25	(27,863)	(0.33)
NYMEX Natural Gas Futures NG May 2018 contracts, expiring April 2018	685,247	24	(27,407)	(0.33)
NYMEX Natural Gas Futures NG June 2018 contracts, expiring May 2018	731,645	25	(38,395)	(0.46)
NYMEX Natural Gas Futures NG July 2018 contracts, expiring June 2018	692,833	24	(19,873)	(0.24)
NYMEX Natural Gas Futures NG August 2018 contracts, expiring July 2018	722,063	25	(20,313)	(0.24)
NYMEX Natural Gas Futures NG September 2018 contracts, expiring August 2018	693,242	24	(23,882)	(0.29)
NYMEX Natural Gas Futures NG October 2018 contracts, expiring September 2018	712,475	24	(37,595)	(0.45)
NYMEX Natural Gas Futures NG November 2018 contracts, expiring November 2018	762,732	25	(45,982)	(0.55)
NYMEX Natural Gas Futures NG December 2018 contracts, expiring November 2018	762,850	24	(43,570)	(0.52)
NYMEX Natural Gas Futures NG January 2019 contracts, expiring December 2018	724,010	24	15,430	0.18
Total Open Futures Contracts*	$8,907,842	292	$(568,922)	(6.83)

United States 12 Month Natural Gas Fund, LP

Schedule of Investments (continued)

At December 31, 2017

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.12%, 1/04/2018	$200,000	$199,981	2.40
1.11%, 1/11/2018	300,000	299,908	3.60
1.10%, 1/18/2018	300,000	299,846	3.60
1.12%, 1/25/2018	300,000	299,777	3.60
1.12%, 2/01/2018	200,000	199,808	2.40
1.13%, 2/08/2018	200,000	199,763	2.40
1.12%, 2/15/2018	200,000	199,723	2.40
1.10%, 2/22/2018	200,000	199,685	2.40
1.09%, 3/01/2018	100,000	99,822	1.20
1.14%, 3/08/2018	200,000	199,585	2.39
1.14%, 3/15/2018	200,000	199,542	2.39
1.16%, 3/22/2018	200,000	199,489	2.39
1.17%, 3/29/2018	200,000	199,439	2.39
1.19%, 4/05/2018	200,000	199,381	2.39
1.22%, 4/12/2018	100,000	99,659	1.19
1.23%, 4/19/2018	200,000	199,270	2.39
1.25%, 4/26/2018	200,000	199,208	2.39
1.27%, 5/03/2018	100,000	99,573	1.19
1.32%, 5/10/2018	200,000	199,061	2.39
1.37%, 5/17/2018	200,000	198,974	2.39
1.43%, 5/24/2018	200,000	198,876	2.39
1.43%, 5/31/2018	100,000	99,408	1.19
1.45%, 6/07/2018	300,000	298,116	3.58
1.46%, 6/14/2018	200,000	198,683	2.38
1.49%, 6/21/2018	200,000	198,594	2.38
1.50%, 6/28/2018	200,000	198,527	2.38
Total Treasury Obligations		5,183,698	62.19

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	1,000,000	1,000,000	12.00
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,000,000	1,000,000	12.00
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	500,000	500,000	6.00
Total Money Market Funds		2,500,000	30.00
Total Cash Equivalents		$7,683,698	92.19

* Collateral amounted to $1,701,275 on open futures contracts.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Schedule of Investments

At December 31, 2016

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2017 contracts, expiring January 2017	$1,090,833	38	$324,287	1.97
NYMEX Natural Gas Futures NG March 2017 contracts, expiring February 2017	1,027,264	38	372,656	2.27
NYMEX Natural Gas Futures NG April 2017 contracts, expiring March 2017	959,850	37	359,570	2.19
NYMEX Natural Gas Futures NG May 2017 contracts, expiring April 2017	1,026,488	38	319,852	1.94
NYMEX Natural Gas Futures NG June 2017 contracts, expiring May 2017	1,083,055	38	269,745	1.64
NYMEX Natural Gas Futures NG July 2017 contracts, expiring June 2017	1,138,072	38	224,608	1.37
NYMEX Natural Gas Futures NG August 2017 contracts, expiring July 2017	1,178,151	38	180,349	1.10
NYMEX Natural Gas Futures NG September 2017 contracts, expiring August 2017	1,125,511	38	224,249	1.36
NYMEX Natural Gas Futures NG October 2017 contracts, expiring September 2017	1,134,848	37	186,052	1.13
NYMEX Natural Gas Futures NG November 2017 contracts, expiring October 2017	1,271,197	38	98,323	0.60
NYMEX Natural Gas Futures NG December 2017 contracts, expiring November 2017	1,218,727	38	188,413	1.14
NYMEX Natural Gas Futures NG January 2018 contracts, expiring December 2017	1,388,500	38	47,900	0.29
Total Open Futures Contracts*	$13,642,496	454	$2,796,004	17.00

United States 12 Month Natural Gas Fund, LP

Schedule of Investments (continued)

At December 31, 2016

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.34%, 1/05/2017	$400,000	$399,985	2.43
0.43%, 1/19/2017	500,000	499,894	3.04
0.36%, 1/26/2017	500,000	499,875	3.04
0.40%, 2/02/2017	200,000	199,929	1.22
0.42%, 2/09/2017	300,000	299,864	1.82
0.45%, 2/16/2017	200,000	199,885	1.22
0.45%, 2/23/2017	300,000	299,803	1.82
0.45%, 3/02/2017	200,000	199,850	1.22
0.47%, 3/09/2017	200,000	199,825	1.22
0.50%, 3/16/2017	200,000	199,793	1.22
0.45%, 3/23/2017	300,000	299,700	1.82
0.43%, 3/30/2017	200,000	199,790	1.22
0.46%, 4/06/2017	200,000	199,760	1.22
0.47%, 4/13/2017	200,000	199,734	1.22
0.46%, 4/20/2017	200,000	199,725	1.21
0.47%, 4/27/2017	200,000	199,700	1.21
0.49%, 5/04/2017	200,000	199,663	1.21
0.55%, 5/11/2017	200,000	199,606	1.21
0.60%, 5/18/2017	200,000	199,547	1.21
0.61%, 5/25/2017	200,000	199,514	1.21
0.60%, 6/01/2017	200,000	199,501	1.21
0.62%, 6/08/2017	300,000	299,190	1.82
0.65%, 6/15/2017	200,000	199,409	1.21
0.64%, 6/22/2017	200,000	199,388	1.21
0.60%, 6/29/2017	300,000	299,105	1.82
Total Treasury Obligations		6,292,035	38.26

United States - Money Market Funds
Fidelity Investments Money Market Funds (formerly Fidelity Institutional Money Market Funds) - Government Portfolio	2,000,000	2,000,000	12.16
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,000,000	1,000,000	6.08
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	2,000,000	2,000,000	12.16
Total Money Market Funds		5,000,000	30.40
Total Cash Equivalents		$11,292,035	68.66

* Collateral amounted to $699,804 on open futures contracts.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Operations

For the years ended December 31, 2017, 2016 and 2015

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$229,715	$(2,271,270)	$(6,916,714)
Change in unrealized gain (loss) on open futures contracts	(3,364,926)	5,217,980	2,497,914
Dividend income	27,445	10,786	2,766
Interest income*	53,398	32,944	3,669
ETF transaction fees	2,450	1,750	6,650

Total income (loss)	(3,051,918)	2,992,190	(4,405,715)

Expenses
General Partner management fees (Note 3)	78,805	102,306	118,848
Professional fees	71,759	114,167	101,338
Brokerage commissions	2,209	3,451	6,117
Directors' fees and insurance	1,929	2,888	3,140
License fees	1,576	2,046	2,377

Total expenses	156,278	224,858	231,820

Expense waiver (Note 3)	(61,713)	(102,092)	(89,122)

Net expenses	94,565	122,766	142,698

Net income (loss)	$(3,146,483)	$2,869,424	$(4,548,413)
Net income (loss) per limited partnership share	$(2.49)	$2.03	$(3.97)
Net income (loss) per weighted average limited partnership share	$(3.06)	$2.07	$(3.48)
Weighted average limited partnership shares outstanding	1,027,534	1,387,568	1,305,753

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Changes in Partners' Capital

For the years ended December 31, 2017, 2016 and 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$—	$16,426,468	$16,426,468
Addition of 900,000 partnership shares	—	11,129,688	11,129,688
Redemption of 750,000 partnership shares	—	(9,882,640)	(9,882,640)
Net income (loss)	—	(4,548,413)	(4,548,413)

Balances, at December 31, 2015	—	13,125,103	13,125,103
Addition of 150,000 partnership shares	—	1,418,858	1,418,858
Redemption of 100,000 partnership shares	—	(967,707)	(967,707)
Net income (loss)	—	2,869,424	2,869,424

Balances, at December 31, 2016	—	16,445,678	16,445,678
Addition of 100,000 partnership shares	—	1,021,619	1,021,619
Redemption of 600,000 partnership shares	—	(5,986,374)	(5,986,374)
Net income (loss)	—	(3,146,483)	(3,146,483)

Balances, at December 31, 2017	$—	$8,334,440	$8,334,440

Net Asset Value Per Share:
At December 31, 2014			$13.69
At December 31, 2015			$9.72
At December 31, 2016			$11.75
At December 31, 2017			$9.26

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Cash Flows

For the years ended December 31, 2017, 2016 and 2015

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Cash Flows from Operating Activities:
Net income (loss)	$(3,146,483)	$2,869,424	$(4,548,413)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(1,001,471)	3,622,568	1,202,800
Unrealized (gain) loss on open futures contracts	3,364,926	(5,217,980)	(2,497,914)
(Increase) decrease in receivable from General Partner	40,379	(12,970)	(22,856)
(Increase) decrease in dividends receivable	(831)	(1,337)	96
(Increase) decrease in interest receivable	(88)	—	—
(Increase) decrease in directors' fees and insurance receivable	(66)	1,197	(85)
(Increase) decrease in ETF transaction fees receivable	350	(350)	350
Increase (decrease) in payable due to Broker	(2,099,689)	2,099,689	—
Increase (decrease) in General Partner management fees payable	(4,944)	2,510	(3,142)
Increase (decrease) in professional fees payable	(29,606)	27,360	(5,108)
Increase (decrease) in brokerage commissions payable	(620)	—	220
Increase (decrease) in directors' fees and insurance payable	(106)	106	—
Increase (decrease) in license fees payable	(413)	(84)	(170)
Net cash provided by (used in) operating activities	(2,878,662)	3,390,133	(5,874,222)

Cash Flows from Financing Activities:
Addition of partnership shares	1,021,619	1,418,858	11,863,149
Redemption of partnership shares	(5,986,374)	(967,707)	(9,882,640)
Net cash provided by (used in) financing activities	(4,964,755)	451,151	1,980,509

Net Increase (Decrease) in Cash and Cash Equivalents	(7,843,417)	3,841,284	(3,893,713)

Cash and Cash Equivalents, beginning of year	15,061,018	11,219,734	15,113,447
Cash and Cash Equivalents, end of year	$7,217,601	$15,061,018	$11,219,734

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Financial Statements

For the years ended December 31, 2017, 2016 and 2015

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“UNL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. UNL is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). UNL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”). The investment objective of UNL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less UNL’s expenses.

UNL’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas, nor is UNL’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day.

United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of December 31, 2017, UNL held 292 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

UNL commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of UNL. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. UCCO is currently in registration and has not commenced operations.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund (“RMLP”) and the REX S&P MLP Inverse Fund (“MLPD”), which are currently in registration and have not commenced operations (together, the “REX Funds”), and the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017.

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of December 31, 2017, UNL had registered a total of 30,000,000 shares.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. UNL is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2014. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2017.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UNL receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in UNL’s statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2017.

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

Reclassification

Certain amounts in the accompanying financial statements were reclassified to conform to the current presentation.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2017, 2016 and 2015, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ended December 31, 2017 were $536,375 for UNL and the Related Public Funds. UNL's portion of such fees and expenses for the year ended December 31, 2017 was $1,929. For the year ended December 31, 2016, these fees and expenses were $582,050 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2016 was $2,888. For the year ended December 31, 2015, these fees and expenses were $569,303 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2015 was $3,140.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2017, 2016 and 2015, UNL incurred $1,576, $2,046 and $2,377, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs were approximately $72,000 for the year ended December 31, 2017, approximately $76,000 for the year ended December 31, 2016 and approximately $86,000 for the year ended December 31, 2015. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2017, USCF waived $61,713 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, UNL entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UNL’s FCM effective October 10, 2013. The agreement with RBC requires it to provide services to UNL in connection with the purchase and sale of natural gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through RBC Capital for UNL’s account. In accordance with the agreement, RBC Capital charges UNL commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for natural gas Futures Contracts and options on natural gas Futures Contracts. Such fees include those incurred when purchasing natural gas Futures Contracts and options on natural gas Futures Contracts when UNL issues shares as a result of a Creation Basket, as well as fees incurred when selling natural gas Futures Contracts and options on natural gas Futures Contracts when UNL redeems shares as a result of a Redemption Basket. Such fees are also incurred when natural gas Futures Contracts and options on natural gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNL also incurs commissions to brokers for the purchase and sale of natural gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Total commissions accrued to brokers	$2,209	$3,451	$6,117
Total commissions as annualized percentage of average total net assets	0.02%	0.03%	0.04%
Commissions accrued as a result of rebalancing	$1,605	$3,305	$4,698
Percentage of commissions accrued as a result of rebalancing	72.66%	95.77%	76.80%
Commissions accrued as a result of creation and redemption activity	$604	$146	$1,419
Percentage of commissions accrued as a result of creation and redemption activity	27.34%	4.23%	23.20%

The decrease in total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to a lower number of natural gas futures contracts being held and traded. The decrease in total commissions accrued to brokers for the year ended December 31, 2016, compared to the year ended December 31, 2015, was due primarily to lower number of futures contracts being held and traded. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

NYMEX Licensing Agreement

UNL and the NYMEX entered into a licensing agreement on December 4, 2007, as amended on October 20, 2011, whereby UNL was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UNL and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UNL expressly disclaims any association with the NYMEX or endorsement of UNL by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

All of the futures contracts held by UNL through December 31, 2017 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2017 and December 31, 2016, UNL held investments in money market funds in the amounts of $2,500,000 and $5,000,000, respectively. UNL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of December 31, 2017 and December 31, 2016, UNL held cash deposits and investments in Treasuries in the amounts of $6,418,876 and $10,760,822, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2017, 2016 and 2015 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Per Share Operating Performance:
Net asset value, beginning of year	$11.75	$9.72	$13.69
Total income (loss)	(2.40)	2.12	(3.86)
Net expenses	(0.09)	(0.09)	(0.11)
Net increase (decrease) in net asset value	(2.49)	2.03	(3.97)
Net asset value, end of year	$9.26	$11.75	$9.72

Total Return	(21.19)%	20.88%	(29.00)%

Ratios to Average Net Assets
Total income (loss)	(29.05)%	21.94%	(27.80)%
Management fees	0.75%	0.75%	0.75%
Total expenses excluding management fees	0.74%	0.90%	0.71%
Expenses waived	(0.59)%	(0.75)%	(0.56)%
Net expenses excluding management fees	0.15%	0.15%	0.15%
Net income (loss)	(29.95)%	21.04%	(28.70)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UNL.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2017 and 2016.

	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017
Total Income (Loss)	$(1,880,112)	$(536,427)	$9,809	$(645,188)
Total Expenses	45,520	33,306	40,970	36,482
Expense Waivers	(15,053)	(9,907)	(19,588)	(17,165)
Net Expenses	30,467	23,399	21,382	19,317
Net Income (Loss)	$(1,910,579)	$(559,826)	$(11,573)	$(664,505)
Net Income (Loss) per Share	$(1.10)	$(0.63)	$(0.01)	$(0.75)

	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016
Total Income (Loss)	$(1,337,347)	$2,659,703	$(673,185)	$2,343,019
Total Expenses	50,619	53,295	61,441	59,503
Expense Waivers	(23,616)	(24,115)	(28,986)	(25,375)
Net Expenses	27,003	29,180	32,455	34,128
Net Income (Loss)	$(1,364,350)	$2,630,523	$(705,640)	$2,308,891
Net Income (Loss) per Share	$(0.98)	$1.90	$(0.50)	$1.61

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of UNL’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$7,683,698	$7,683,698	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(568,922)	(568,922)	—	—

During the year ended December 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNL’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$11,292,035	$11,292,035	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,796,004	2,796,004	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$(568,922)	$2,796,004

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2017		For the year ended December 31, 2016		For the year ended December 31, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$229,715		$(2,271,270)		$(6,916,714)

	Change in unrealized gain (loss) on open positions		$(3,364,926)		$5,217,980		$2,497,914

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

NOTE 10 — SUBSEQUENT EVENTS

UNL has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

United States Commodity Funds LLC

____________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
United States Commodity Funds LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of United States Commodity Funds LLC (the “Company”) as of December 31, 2017 and 2016, and the related notes to these financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2015.

San Francisco, California

February 28, 2018

United States Commodity Funds LLC

Statements of Financial Condition

December 31, 2017 and 2016

	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$4,071,378	$5,941,128
Short-term investments	184,322	1,041
Management fees receivable - related party	1,596,581	2,199,866
Prepaid income taxes	-	931,556
Other current assets	157,321	100,526

Total current assets	6,009,602	9,174,117

Deferred tax assets, net	752,180	1,085,720
Other assets	8,558	8,558

Total assets	$6,770,340	$10,268,395

LIABILITIES AND MEMBER'S EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,368,406	$1,695,149
Dividend payable - related party	-	2,000,000
Expense waivers payable - related party	866,316	939,385

Total current liabilities	2,234,722	4,634,534

Commitments and contingencies (Note 5)

Member's equity	4,535,618	5,633,861

Total liabilities and member's equity	$6,770,340	$10,268,395

United States Commodity Funds LLC
Notes to the Financial Statements

1.	Business

In May 2005, United States Commodity Funds, LLC (“USCF” or the “Company”), a wholly-owned subsidiary of Wainwright Holdings Inc. (“Wainwright”), was formed as a single member limited liability company in the State of Delaware. On December 9, 2016, Wainwright was acquired by Concierge Technologies, Inc., (“Concierge” or “CNCG”), a public company currently traded on the OTC Markets QB Exchange with majority ownership held by two shareholders who also are majority owners of Wainwright. CNCG will continue to operate USCF as an independent wholly-owned subsidiary of Wainwright. USCF will also maintain its current independent and management director structure. USCF is a registered commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”) and serves as the General Partner (“General Partner”) for various limited partnerships (“LP”) as noted below.

The Company’s operating activities consist primarily of providing management services to thirteen active public funds.

The Company is currently the General Partner in the following Securities Act of 1933 LP commodity based index funds, and a Sponsor (“Sponsor”) for the fund series within the United States Commodity Index Funds Trust (“USCIF Trust”) and USCF Funds Trust:

USCF as General Partner for the following Funds:
United States Oil Fund, LP (“USO”)	Organized as a Delaware limited partnership in May 2005
United States Natural Gas Fund, LP (“UNG”)	Organized as a Delaware limited partnership in November 2006
United States Gasoline Fund, LP (“UGA”)	Organized as a Delaware limited partnership in April 2007
United States Diesel Heating Oil Fund, LP (“UHN”)	Organized as a Delaware limited partnership in April 2007
United States 12 Month Oil Fund, LP (“USL”)	Organized as a Delaware limited partnership in June 2007
United States 12 Month Natural Gas Fund, LP (“UNL”)	Organized as a Delaware limited partnership in June 2007
United States Short Oil Fund, LP (“DNO”)	Organized as a Delaware limited partnership in June 2008
United States Brent Oil Fund, LP (“BNO”)	Organized as a Delaware limited partnership in September 2009
USCF as fund Sponsor - each a series within the USCIF Trust:
United States Commodity Index Funds Trust (“USCIF Trust”)	A series trust formed in Delaware December 2009
United States Commodity Index Fund (“USCI”)	A commodity pool made public August 2010
United States Copper Index Fund (“CPER”)	A commodity pool made public November 2011
United States Agriculture Index Fund (“USAG”)	A commodity pool made public April 2012
USCF Canadian Crude Oil Index Fund (“UCCO”)	Currently in registration and has not commenced operations
USCF as fund Sponsor - each a series within the USCF Funds Trust:
USCF Funds Trust	A series trust formed in Delaware March 2016
United States 3x Oil Fund (“USOU”)	A commodity pool made public July 2017
United States 3x Short Oil Fund (“USOD”)	A commodity pool made public July 2017

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund (“RMLP”) and the REX S&P MLP Inverse Fund (“MLPD”), which are currently in registration and have not commenced operations (together, the “REX Funds”). All USCF funds are collectively referred to as the “Funds” hereafter.

United States Commodity Funds LLC
Notes to the Financial Statements

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

Revenue Recognition — Related Parties

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

USO pays a management fee of 0.45% (45 basis points) per annum on its average daily net assets. UNG pays a fee equal to 0.60% (60 basis points) per annum on average daily net assets of $1,000,000,000 or less and 0.50% (50 basis points) of average daily net assets that are greater than $1,000,000,000. USL, UGA, UHN, and DNO each pay a fee of 0.60% (60 basis points) per annum on their average daily net assets. From inception through April 30, 2010, the Company has been charging UNL a management fee at a reduced rate of 0.60% (60 basis points) per annum of average daily net assets. Effective May 1, 2010, the Company resumed charging UNL its standard rate of 0.75% (75 basis points) per annum of average daily net assets. The difference of 0.15% (15 basis points) per annum of average daily net assets since inception through April 30, 2010 has been waived by the Company and will not be recouped from UNL. BNO pays a management fee of 0.75% (75 basis points) per annum on its average daily net assets. USOU and USOD each pay a management fee of 0.95% (95 basis points) per annum on its average daily net assets.

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

United States Commodity Funds LLC
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies, continued

Expense Waivers

The Company has voluntarily agreed to pay certain expenses normally borne by UGA, UHN, DNO, UNL, BNO, CPER and USAG to the extent such expenses exceed 0.15% (15 basis points) of the respective fund’s average daily net assets, on an annualized basis. The Company has no obligation to continue such payments into subsequent periods. These expenses totaled $866,316 and $939,385 for the years ended December 31, 2017 and 2016, respectively, and are included in general and administrative expense. Expense waivers payable totaled $866,316 and $939,385 as of December 31, 2017 and 2016, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company places its cash with various high credit quality institutions. At times, the Company maintains cash deposits in excess of the United States Federal Deposit Insurance Corporation coverage of $250,000, but the Company does not expect any losses.

Management Fees Receivable – Related Party

Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. The Company is the general partner or fund sponsor of various funds for which we earn a management fee.

Management closely monitors receivables and records an allowance for any balances that are determined to be uncollectible. As of December 31, 2017 and 2016, the Company considered all remaining accounts receivable to be fully collectible.

Investments

Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with respect to such investments. Short-term investments consist of equities, futures, and money market funds. Short-term investments are classified as available-for-sale securities. The Company measures the investments at estimated fair value at period end with any changes in estimated fair value reflected as unrealized gains (losses) in the accumulated other comprehensive income (loss).

United States Commodity Funds LLC
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies, continued

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

Unrealized gains and losses on investments resulting from market fluctuations are recorded in the accumulated other comprehensive income (loss) account. Realized gains or losses on sales of investments are determined on a specific identification basis.

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

United States Commodity Funds LLC
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies, continued

Income Taxes, continued

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“TCJA”) was enacted into law with new legislation containing several key tax provisions which affects the Company including a reduction of the corporate income tax rate to 21% from 34%, effective January 1, 2018, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities.

Concentration of Credit Risk

Concentrations of management fees receivable as of December 31, 2017 and 2016 are as follows:

	December 31, 2017
Fund	Management Fees Receivable

USO	$799,623	50%
USCI	326,005	20%
UNG	312,466	20%
All Others	158,487	10%

Total	$1,596,581	100%

	December 31, 2016
Fund	Management Fees Receivable

USO	$1,256,213	57%
USCI	445,163	20%
UNG	303,354	14%
All Others	195,136	9%

Total	$2,199,866	100%

United States Commodity Funds LLC
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. In September 2017 the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which further elaborates on the original ASU No. 2016-02. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for public business entities with fiscal years beginning after December 15, 2018, including interim periods. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s financial statements.

3.	Investments and Fair Value Measurements

Investments measured at estimated fair value consist of the following as of December 31, 2017 and 2016:

	December 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Money market funds	$96	$-	$-	$96
Futures	395,000	-	(211,912)	183,088
Equities	1,577	-	(439)	1,138

Total short-term investments	$396,673	$-	$(212,351)	$184,322

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$96	$-	$-	$96
Equities	1,577	-	(632)	945

Total short-term investments	$1,673	$-	$(632)	$1,041

As of December 31, 2017 and 2016, the Company did not have any investments with gross unrealized losses greater than 12 months on a continuous basis.

United States Commodity Funds LLC
Notes to the Financial Statements

3.	Investments and Fair Value Measurements, continued

The following tables summarize the valuation of the Company’s securities at December 31, 2017 and 2016 using the fair value hierarchy:

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$96	$96	$-	$-
Futures	183,088	-	183,088	-
Other equities	1,138	1,138	-	-
Total	$184,322	$1,234	$183,088	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Money market funds	$96	$96	$-	$-
Other equities	945	945	-	-
Total	$1,041	$1,041	$-	$-

 During the twelve months ended December 31, 2017 and 2016, there were no transfers between Level 1 and Level 2.

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is included in member’s equity on the statements of financial condition. Changes in accumulated other comprehensive income (loss) are as follows:

Balance, December 31, 2015	$(707)

Other comprehensive income	75

Balance, December 31, 2016	$(632)

Other comprehensive (loss)	(211,719)

Balance, December 31, 2017	$(212,351)

5.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakland, California under an operating lease, which expires in October 2018.

Future minimum rental payments required under the operating lease, are as follows:

For the year ending December 31:
2018	$113,304

$113,304

Contingencies

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. In management’s opinion, the legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations.

United States Commodity Funds LLC
Notes to the Financial Statements

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

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are as follows:

	2017	2016

Deferred tax assets:
Fund start-up costs	$730,270	$1,041,325
Capital loss carryover	12,334	6,969
Accruals, reserves and other	21,910	44,395

Gross deferred tax assets	764,514	1,092,689
Less valuation allowance	(12,334)	(6,969)

Total deferred tax assets, net	$752,180	$1,085,720

The majority of the deferred tax assets relate to startup costs associated with the organization and registration of the Funds for which the Company is a general partner and having paid such costs.

On December 22, 2017, the TCJA (Tax Cut and Jobs Act) was enacted into law, which significantly changes existing U.S. tax law. The reduction of the U.S. federal statutory tax rate from 34% to 21% is effective January 1, 2018.

During the fourth quarter of 2017, the Company remeasured the deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. This write down resulted in a decrease in the deferred tax asset and created tax expense that is recorded in the Statement of Operations. The reduction in the deferred tax asset was $403,000 for the year ended December 31, 2017.

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based upon available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable for capital loss carryover. Accordingly, management has established a valuation allowance related to this deferred tax asset. The valuation allowance increased by approximately $5,000 during 2017 and decreased $13,000 during 2016. The change in the valuation allowance is due to additional capital losses during the year.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s tax years 2013 through 2017 will remain open for examination by the federal and state authorities for three and four years, respectively. As of December 31, 2017, there were no active taxing authority examinations.

The Company had unrecognized tax benefits (“UTBs”) of approximately $15,000 and $29,000 as of December 31, 2017 and 2016, respectively. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. There is no interest or penalties to be recognized for the years ended December 31, 2017 and 2016. The Company does not expect its UTBs to change significantly over the next 12 months.

United States Commodity Funds LLC
Notes to the Financial Statements

7.	Related Party Transactions

The Funds are deemed by management to be related parties. The Company’s revenues, totaling $21,045,593 and $25,425,892 for the years ended December 31, 2017 and 2016, respectively, were earned from these related parties. Accounts receivable, totaling $1,596,581 and $2,199,866 as of December 31, 2017 and 2016, respectively, were owed from these relate parties. Expense waivers, totaling $866,316 and $939,385 for the years ended December 31, 2017 and 2016, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $866,316 and $939,385 as of December 31, 2017 and 2016, respectively, were owed to these related parties.

During the years ended December 31, 2017 and 2016, the Company paid $6,600,000 and $2,100,000, respectively, in distributions to its member Wainwright.

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

The Company evaluated subsequent events for recognition and disclosure through February 28, 2018, the date the statements of financial condition were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these statements of financial condition other than the items noted below.

On January 3, 2018, the Company approved a $1,000,000 dividend to Wainwright and was paid on January 18, 2018.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UNL has no executive officers. Pursuant to the terms of the LP Agreement, UNL’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	55	Chairman of the Board of Directors, Vice President
Andrew F Ngim	57	Chief Operating Officer, Management Director and Portfolio Manager
Robert Nguyen	58	Management Director
John P. Love	46	Management Director, President and Chief Executive Officer
Stuart P. Crumbaugh	54	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	59	General Counsel and Chief Compliance Officer
Ray W. Allen	61	Portfolio Manager
Kevin A. Baum	47	Chief Investment Officer, Portfolio Manager
Gordon L. Ellis	71	Independent Director
Malcolm R. Fobes	53	Independent Director
Peter M. Robinson	60	Independent Director

Ray W. Allen, 61, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager since May 2015, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO since September 2009, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, and (4) USOU and USOD since July 2017. Mr. Allen also has served as the portfolio manager of the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, since October 2017. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 47, has served as a Portfolio Manager of USCF since March 2016 and as the Chief Investment Officer of USCF since September 1, 2016. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco PowerShares Capital Management LLC, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been an NFA member since March 2016 and a principal, swap associated person, and associated person of USCF since April 2016 and, as of January 2017, a branch manager of USCF. As of February 2017, he also is an associated person, swap associated person, and branch manager of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, and earned a B.B.A. in Finance from Texas Tech University.

Stuart P. Crumbaugh, 54, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc., the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers LLC. He also serves as a Management Trustee of USCF ETF Trust from May 2015 to present and as Management Trustee of the USCF Mutual Funds Trust from October 2016 to present. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 55, Chairman of the Board of Directors of USCF since June 2005. Mr. Gerber also served as President and Chief Executive Officer of USCF from June 2005 through June 2015 and Vice President since June 2015. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From January 26, 2015 to the present, Mr. Gerber is also the Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNGC.” Concierge is the sole shareholder of Wainwright. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. From the period June 2014 to the present, Mr. Gerber also serves as Chairman of the Board of Trustees of USCF ETF Trust, an investment company registered under the Investment Company Act of 1940, as amended, and has previously served as President of USCF Advisers LLC. From October 2016 to the present, Mr. Gerber also serves as Chairman of the Board of Trustees of USCF Mutual Funds Trust, an investment company registered under the Investment Company Act of 1940, as amended. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. In addition to his role as Chairman of the Board of USCF ETF Trust, he also served as its President and Chief Executive Officer from June 2014 until December 2015. Mr. Gerber also has served USCF Advisers on the Board of Managers since June 2013 and as the Vice President since June 2015. In the above roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Mr. Gerber is a principal of USCF Advisers LLC as of January 2017. Additionally, as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers LLC. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 46, President and Chief Executive Officer of USCF since June 2015 and Management Director of USCF since October 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through June 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer upon Mr. Gerber’s resignation from those positions. In addition, Mr. Love has served as on the Board of Managers of USCF Advisers LLC since November 2016 and as its President since June 2015. Mr. Love also is a director of Wainwright Holdings Inc., a position he has held since December 2016. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers LLC. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 57, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013., Mr. Ngim also served as portfolio manager of (1) the Stock Split Index Fund from September 2014 to October 2017, and (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, both series of the USCF ETF Trust. From December 2017 to the present, Mr. Ngim also serves as the portfolio manager for the USCF SummerHaven SHPEI Index Fund and the USCF SummerHaven SHPEN Index Fund, both of which are series of the USCF ETF Trust. Mr. Ngim serves as a Management Trustee of the USCF ETF Trust from August 2014 to the present and as a Management Trustee for the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 58, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person and a swap associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 59, General Counsel and Chief Compliance Officer of USCF since May 2015 and February 2013, respectively, and from August 2011 through April 2015, Ms. Yu served as Assistant General Counsel. Since May 2015, Ms. Yu has served as Chief Legal Officer and Chief Compliance Officer of USCF Advisers LLC and USCF ETF Trust as well as Chief AML Officer of USCF ETF Trust. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 71, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 53, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 60, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, Kevin Baum, Carolyn Yu and Wainwright Holdings Inc., The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, Kevin Baum and Carolyn Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in DNO. Ray Allen and John P. Love make trading and investment decisions for DNO. John P. Love and Ray Allen execute trades on behalf of DNO. In addition, Nicholas D. Gerber, John P. Love, Robert Nguyen, Ray Allen, Kevin Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Robert Nguyen, Ray Allen, Kevin Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are also registered with the CFTC as Swaps Associated Persons.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

UNL does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UNL and other entities controlled by USCF. UNL does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UNL pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.75% of its average daily total net assets. For 2017, UNL accrued aggregate management fees of $78,805.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2017, by the directors of USCF. UNL’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2017 was $1,929.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$264	NA	NA	NA	$—	$—	$264
Gordon L. Ellis	$264	NA	NA	NA	$—	$—	$264
Malcolm R. Fobes III (1)	$316	NA	NA	NA	$—	$—	$316

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Director Independence

In February 2017, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, UNL, or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to UNL by its independent auditors for the last two fiscal years are as follows:

	2017	2016
Audit fees	$25,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$25,000	$25,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 56.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(6)	Third Amended and Restated Agreement of Limited Partnership.
3.3(8)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(3)	Authorized Participant Agreement.
10.2(4)	Marketing Agent Agreement.
10.3(5)	Amendment Agreement to the Marketing Agent Agreement.
10.4(2)	Second Amendment Agreement to the Marketing Agent Agreement.
10.5(4)	Custodian Agreement.
10.6(5)	Amendment Agreement to the Custodian Agreement.
10.7(4)	Administrative Agency Agreement.
10.8(5)	Amendment Agreement to the Administrative Agency Agreement.
10.10(7)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
14.1(8)	Code of Ethics.
31.1(9)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(9)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(9)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(9)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-144409) filed on July 6, 2007.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2012, filed on March 26, 2013.
(3)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-144409) filed on November 2, 2009.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-144409) filed on September 24, 2009.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 14, 2012.
(6)	Incorporated by reference to Registrant’s report on Form 8-K filed on December 15, 2017.
(7)	Incorporated by reference to Registrant’s report on Form 8-K filed on October 24, 2011.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2015, filed on March 24, 2016.
(9)	Filed herewith.

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

Date: March 21, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 21, 2018

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 21, 2018
Nicholas D. Gerber

/s/ John P. Love	Management Director	March 21, 2018
John P. Love

/s/ Andrew F Ngim	Management Director	March 21, 2018
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	March 21, 2018
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	March 21, 2018
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 21, 2018
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 21, 2018
Malcolm R. Fobes III

