Form 10-Q
period 2018-03-31
United States 12 Month Natural Gas Fund, LP
filed 2018-05-15
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 650,000 outstanding shares as of May 11, 2018.

UNITED STATES 12 MONTH NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $6,590,784 and $7,217,601, respectively) (Notes 2 and 5)	$6,590,784	$7,217,601
Equity in trading accounts:
Cash and cash equivalents (at cost $979,150 and $1,701,275, respectively)	979,150	1,701,275
Unrealized gain (loss) on open commodity futures contracts	(161,545)	(568,922)
Receivable from General Partner (Note 3)	79,475	61,713
Dividends receivable	2,591	2,319
Interest receivable	364	88
Directors' fees and insurance receivable	—	66
ETF transaction fees receivable	350	—

Total assets	$7,491,169	$8,414,140

Liabilities and Partners' Capital
Payable for shares redeemed	$464,451	$—
General Partner management fees payable (Note 3)	4,342	5,493
Professional fees payable	53,651	72,695
Brokerage commissions payable	931	1,181
Directors' fees and insurance payable	157	—
License fees payable	297	331

Total liabilities	523,829	79,700

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	6,967,340	8,334,440
Total Partners' Capital	6,967,340	8,334,440

Total liabilities and partners' capital	$7,491,169	$8,414,140

Limited Partners' shares outstanding	750,000	900,000
Net asset value per share	$9.29	$9.26
Market value per share	$9.22	$9.18

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2018

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG May 2018 contracts, expiring April 2018	$599,830	21	$(25,900)	(0.37)
NYMEX Natural Gas Futures NG June 2018 contracts, expiring May 2018	586,474	20	(30,874)	(0.44)
NYMEX Natural Gas Futures NG July 2018 contracts, expiring June 2018	577,315	20	(10,915)	(0.16)
NYMEX Natural Gas Futures NG August 2018 contracts, expiring July 2018	577,515	20	(8,115)	(0.12)
NYMEX Natural Gas Futures NG September 2018 contracts, expiring August 2018	577,785	20	(11,185)	(0.16)
NYMEX Natural Gas Futures NG October 2018 contracts, expiring September 2018	594,923	20	(25,723)	(0.37)
NYMEX Natural Gas Futures NG November 2018 contracts, expiring November 2018	610,960	20	(33,160)	(0.47)
NYMEX Natural Gas Futures NG December 2018 contracts, expiring November 2018	636,478	20	(34,078)	(0.49)
NYMEX Natural Gas Futures NG January 2019 contracts, expiring December 2018	604,105	20	14,895	0.21
NYMEX Natural Gas Futures NG February 2019 contracts, expiring January 2019	643,670	21	(1,280)	(0.02)
NYMEX Natural Gas Futures NG March 2019 contracts, expiring February 2019	577,191	20	13,809	0.20
NYMEX Natural Gas Futures NG April 2019 contracts, expiring March 2019	542,019	20	(9,019)	(0.13)
Total Open Futures Contracts*	$7,128,265	242	$(161,545)	(2.32)

United States 12 Month Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)(Continued)
At March 31, 2018

	Principal Amount	Market Value	% of Partners' Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.19%, 4/05/2018	$200,000	$199,974	2.87
1.22%, 4/12/2018	100,000	99,963	1.44
1.23%, 4/19/2018	200,000	199,878	2.87
1.25%, 4/26/2018	200,000	199,828	2.87
1.27%, 5/03/2018	100,000	99,888	1.43
1.32%, 5/10/2018	200,000	199,716	2.87
1.37%, 5/17/2018	200,000	199,653	2.87
1.43%, 5/24/2018	200,000	199,583	2.86
1.43%, 5/31/2018	100,000	99,763	1.43
1.45%, 6/07/2018	300,000	299,196	4.29
1.46%, 6/14/2018	200,000	199,406	2.86
1.49%, 6/21/2018	200,000	199,334	2.86
1.50%, 6/28/2018	200,000	199,272	2.86
1.56%, 7/05/2018	200,000	199,182	2.86
1.56%, 7/12/2018	300,000	298,683	4.29
1.60%, 7/19/2018	200,000	199,037	2.86
1.61%, 7/26/2018	300,000	298,458	4.28
1.63%, 8/02/2018	200,000	198,893	2.86
1.71%, 8/09/2018	100,000	99,388	1.43
1.77%, 8/16/2018	200,000	198,664	2.85
1.82%, 8/23/2018	200,000	198,560	2.85
1.82%, 8/30/2018	100,000	99,243	1.42
1.85%, 9/06/2018	100,000	99,197	1.42
1.90%, 9/13/2018	200,000	198,272	2.85
1.92%, 9/20/2018	200,000	198,180	2.84
1.90%, 9/27/2018	200,000	198,133	2.84
Total Treasury Obligations		4,879,344	70.03

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	1,000,000	1,000,000	14.35
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,000,000	1,000,000	14.35
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	100,000	100,000	1.44
Total Money Market Funds		2,100,000	30.14
Total Cash Equivalents		$6,979,344	100.17

* Collateral amounted to $979,150 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2018 and 2017

	Three months ended March 31, 2018	Three months ended March 31, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(366,417)	$288,081
Change in unrealized gain (loss) on open futures contracts	407,377	(2,185,571)
Dividend income	7,514	5,695
Interest income*	18,595	10,633
ETF transaction fees	1,050	1,050

Total income (loss)	68,119	(1,880,112)

Expenses
General Partner management fees (Note 3)	14,371	25,388
Professional fees	19,664	18,752
Brokerage commissions	318	434
Directors' fees and insurance	415	438
License fees	287	508

Total expenses	35,055	45,520

Expense waiver (Note 3)	(17,762)	(15,053)

Net expenses	17,293	30,467

Net income (loss)	$50,826	$(1,910,579)
Net income (loss) per limited partnership share	$0.03	$(1.10)
Net income (loss) per weighted average limited partnership share	$0.06	$(1.48)
Weighted average limited partnership shares outstanding	837,222	1,292,222

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2018

	General Partner	Limited Partners	Total

Balances, at December 31, 2017	$—	$8,334,440	$8,334,440
Redemption of 150,000 partnership shares	—	(1,417,926)	(1,417,926)
Net income (loss)	—	50,826	50,826

Balances, at March 31, 2018	$—	$6,967,340	$6,967,340

Net Asset Value Per Share:
At December 31, 2017			$9.26
At March 31, 2018			$9.29

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2018 and 2017

	Three months ended March 31, 2018	Three months ended March 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$50,826	$(1,910,579)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(407,377)	2,185,571
(Increase) decrease in receivable from General Partner	(17,762)	(15,053)
(Increase) decrease in dividends receivable	(272)	(265)
(Increase) decrease in interest receivable	(276)	—
(Increase) decrease in directors' fees and insurance receivable	66	(905)
(Increase) decrease in ETF transaction fees receivable	(350)	—
Increase (decrease) in payable due to Broker	—	(1,977,624)
Increase (decrease) in General Partner management fees payable	(1,151)	(2,858)
Increase (decrease) in professional fees payable	(19,044)	(17,550)
Increase (decrease) in brokerage commissions payable	(250)	(620)
Increase (decrease) in directors' fees and insurance payable	157	(106)
Increase (decrease) in license fees payable	(34)	(238)
Net cash provided by (used in) operating activities	(395,467)	(1,740,227)

Cash Flows from Financing Activities:
Addition of partnership shares	—	543,667
Redemption of partnership shares	(953,475)	(3,368,036)
Net cash provided by (used in) financing activities	(953,475)	(2,824,369)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,348,942)	(4,564,596)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	8,918,876	15,760,822
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$7,569,934	$11,196,226

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$6,590,784	$10,396,473
Equity in Trading Accounts:
Cash and Cash Equivalents	979,150	799,753
Total Cash, Cash Equivalents and Equity in Trading Accounts	$7,569,934	$11,196,226

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2018 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas—Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of March 31, 2018, UNL held 242 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017. Two separate series of the USCF Funds Trust, the REX S&P MLP Fund (“RMLP”) and the REX S&P MLP Inverse Fund (“MLPD” and together with RMLP, the “REX Funds”), which were in registration and had not commenced operations, filed to withdraw from registration on March 30, 2018.

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2018, UNL had registered a total of 30,000,000 shares.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2014. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2018.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UNL receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in UNL's condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Calculation of Per Share NAV

UNL's per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. UNL uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2018.

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

New Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which amends ASC 230 to provide guidance on the classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. At this time, management has evaluated the implications of these changes on the financial statements and adopted with no material impact.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2018 and 2017, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2018 are estimated to be a total of $1,500 for UNL and, in the aggregate for UNL and the Related Public Funds, $536,000.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2018 and 2017, UNL incurred $287 and $508, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL's audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $65,000 for the year ending December 31, 2018. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2018, USCF waived $17,762 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

UNL is party to a marketing agent agreement, dated as of October 30, 2009, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UNL as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on UNL's assets up to $3 billion and 0.04% on UNL's assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of UNL's offering.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, UNL entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UNL's FCM effective October 10, 2013. The agreement with RBC requires it to provide services to UNL in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through RBC Capital for UNL's account. In accordance with the agreement, RBC Capital charges UNL commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UNL issues shares as a result of a Creation Basket, as well as fees incurred when selling  Futures Contracts and options on Futures Contracts when UNL redeems shares as a result of a Redemption Basket. Such fees are also incurred when  Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNL also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Total commissions accrued to brokers	$318	$434
Total commissions as annualized percentage of average total net assets	0.02%	0.01%
Commissions accrued as a result of rebalancing	$185	$90
Percentage of commissions accrued as a result of rebalancing	58.18%	20.74%
Commissions accrued as a result of creation and redemption activity	$133	$344
Percentage of commissions accrued as a result of creation and redemption activity	41.82%	79.26%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to a lower number of natural gas futures contracts being held and traded.

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

All of the futures contracts held by UNL through March 31, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

UNL's cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of UNL's assets posted with that FCM; however, the majority of UNL's assets are held in investments in Treasuries, cash and/or cash equivalents with UNL's custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of UNL's custodian, however, could result in a substantial loss of UNL's assets.

USCF invests a portion of UNL's cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2018 and December 31, 2017, UNL held investments in money market funds in the amounts of $2,100,000 and $2,500,000, respectively. UNL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2018 and December 31, 2017, UNL held cash deposits and investments in Treasuries in the amounts of $5,469,934 and $6,418,876, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL's custodian and/or FCM cease operations.

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

UNL's policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, UNL has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by UNL are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2018 and 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2018 (Unaudited)	For the three months ended March 31, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$9.26	$11.75
Total income (loss)	0.05	(1.08)
Net expenses	(0.02)	(0.02)
Net increase (decrease) in net asset value	0.03	(1.10)
Net asset value, end of period	$9.29	$10.65

Total Return	0.32%	(9.36)%

Ratios to Average Net Assets
Total income (loss)	0.88%	(13.70)%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	1.08%	0.59%
Expenses waived*	(0.93)%	(0.44)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	0.65%	(13.92)%

*	Annualized.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UNL.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

UNL values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of UNL (observable inputs) and (2) UNL's own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of UNL’s securities at March 31, 2018 using the fair value hierarchy:

At March 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$6,979,344	$6,979,344	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(161,545)	(161,545)	—	—

During the three months ended March 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNL’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$7,683,698	$7,683,698	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(568,922)	(568,922)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(161,545)	$(568,922)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2018		For the three months ended March 31, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(366,417)		$288,081

	Change in unrealized gain (loss) on open positions		$407,377		$(2,185,571)

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

USCF believes that market arbitrage opportunities will cause daily changes in UNL’s share price on the NYSE Arca on a percentage basis to closely track daily changes in UNL’s per share NAV on a percentage basis. USCF further believes that daily changes in prices of the Benchmark Futures Contracts have historically closely tracked the daily changes in spot price of natural gas. USCF believes that the net effect of these relationships will be that the daily changes in the price of UNL’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of a MMBtu of natural gas on a percentage basis, plus interest earned on UNL’s collateral holdings, less UNL’s expenses.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. As of March 31, 2018, UNL held 242 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the three months ended March 31, 2018, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the three months ended March 31, 2018, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015 the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC has yet to finalize its margin rules.

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if UNL enters into an interest rate or index-based credit default swaps that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require UNL to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by UNL's FCM.

Other Requirements for Swaps

In addition to the margin requirements described above, swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among other things, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements.

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

Money Market Reform

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as UNL. A portion of UNL's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. UNL does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if UNL invests in other types of MMFs besides government MMFs in the future, UNL could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2018. The average price of the Benchmark Futures Contracts started the period at $2.857 per million British thermal shares (“MMBtu”). The high of the period was on January 30, 2018 when the average price of the Benchmark Futures Contracts reached $3.056 per MMBtu. The average low price of the period was on February 12, 2018 when the average price of the Benchmark Futures Contracts dropped to $2.738 per MMBtu. The period ended with the average price of the Benchmark Futures Contracts at $2.879 per MMBtu, a decrease of approximately (0.77)% over the period. UNL’s per share NAV began the period at $9.26 and ended the period at $9.29 on March 31, 2018, an increase of approximately 0.32% over the period. UNL’s per share NAV reached its high for the period on January 30, 2018 at $9.93 and reached its low for the period on February 12, 2018 at $8.90. The average Benchmark Futures Contracts prices listed above began with the February 2018 to January 2019 contracts and ended with the May 2018 to April 2019 contracts. The decrease of approximately (0.62)% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in  Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL's Benchmark.”

During the three months ended March 31, 2018, the natural gas futures market was primarily in a state of backwardation, meaning that the price of the near month Futures Contract was typically higher than the price of the next month Futures Contract or contracts further away from expiration. On days when the market is in contango, the price of the near month Futures Contract is typically lower than the price of the next month Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNL has not registered any subsequent offerings of its shares. As of March 31, 2018, UNL had issued 5,550,000 shares, 750,000 of which were outstanding. As of March 31, 2018, there were 24,450,000 shares registered but not yet issued.

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

As of March 31, 2018, UNL had the following Authorized Participants: Citadel Securities, LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Average daily total net assets	$7,770,924	$13,728,313
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$26,109	$16,328
Annualized yield based on average daily total net assets	1.36%	0.48%
Management fee	$14,371	$25,388
Total fees and other expenses excluding management fees	$20,684	$20,132
Total amount of the expense waiver	$17,762	$15,053
Expenses before allowance for the expense waiver	$35,055	$45,520
Expenses after allowance for the expense waiver	$17,293	$30,467
Total commissions accrued to brokers	$318	$434
Total commissions as annualized percentage of average total net assets	0.02%	0.01%
Commissions accrued as a result of rebalancing	$185	$90
Percentage of commissions accrued as a result of rebalancing	58.18%	20.74%
Commissions accrued as a result of creation and redemption activity	$133	$344
Percentage of commissions accrued as a result of creation and redemption activity	41.82%	79.26%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 was due primarily to increased Professional Fees.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

Tracking UNL's Benchmark

USCF seeks to manage UNL's portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contracts, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in UNL's per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the prices of the Benchmark Futures Contracts. As an example, if the average daily movement of the average of the prices of the Benchmark Futures Contracts for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UNL's portfolio management goals do not include trying to make the nominal price of UNL's per share NAV equal to the average of the nominal prices of the current Benchmark Futures Contracts or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Natural Gas-Related Investments.

For the 30-valuation days ended March 31, 2018, the simple average daily change in the average of the prices of the Benchmark Futures Contracts was 0.104%, while the simple average daily change in the per share NAV of UNL over the same time period was 0.105%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average price of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was 3.580%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to March 31, 2018, the simple average daily change in the average price of the Benchmark Futures Contracts was (0.063)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.065)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (0.035)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2018. The second graph measures monthly changes since March 31, 2013 through March 31, 2018.

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

For the three months ended March 31, 2018, the actual total return of UNL as measured by changes in its per share NAV was 0.32%. This is based on an initial per share NAV of $9.26 as of December 31, 2017 and an ending per share NAV as of March 31, 2018 of $9.29. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $9.27 as of March 31, 2018, for a total return over the relevant time period of 0.11%. The difference between the actual per share NAV total return of UNL of 0.32% and the expected total return based on the Benchmark Futures Contracts of 0.11% was an error over the time period of 0.21%, which is to say that UNL’s actual total return outperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the three months ended March 31, 2017, the actual total return of UNL as measured by changes in its per share NAV was (9.36)%. This was based on an initial per share NAV of $11.75 as of December 31, 2016 and an ending per share NAV as of March 31, 2017 of $10.65. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $10.66 as of March 31, 2017, for a total return over the relevant time period of (9.28)%. The difference between the actual per share NAV total return of UNL of (9.36)% and the expected total return based on the Benchmark Futures Contracts of (9.28)% was an error over the time period of (0.08)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact UNL's ability to accurately track Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the three months ended March 31, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL's attempt to track the Benchmark Futures Contracts over time.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2018. Interest payments, and any other income, were retained within the portfolio and added to UNL's NAV. When this income exceeds the level of UNL's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by UNL may continue to be higher than interest earned by UNL. As such, USCF anticipates that UNL will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts' total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contracts. During the three months ended March 31, 2018, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2008 and March 31, 2018. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the natural gas market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for natural gas and issues involving the physical transportation and storage of natural gas at Henry Hub, Louisiana, the primary pricing point for oil traded in the U.S., led to unusually high inventories of natural gas. A combination of improved transportation and storage capacity, along with growing demand for natural gas globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November, 2014, global natural gas inventories grew rapidly after the Organization of Petroleum Exporting Countries (“OPEC”) decided to defend its market share against U.S. shale-oil producers, resulting in another period during which the natural gas market remained primarily in contango, sometimes steep contango. This period of contango continued through March 31, 2018. In addition, the natural gas markets are expected to remain in contango until U.S. and global oil inventories decline significantly. If OPEC’s recent cuts in oil production have their intended effect on the natural gas market then such a decline may occur in 2018.

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

Natural Gas Market. During the three months ended March 31, 2018, natural gas prices in the United States were highly volatile, skyrocketing and then falling during January and early February before settling into a tight trading range for the rest of the quarter. Prices ended the period lower than the beginning of the year. Storage levels were below prior year and five-year average levels for the entire quarter, ending 34% and 20.4% below those levels respectively at quarter end. As of March 31, 2018, the amount of natural gas in storage stood at 1,354 billion cubic feet. While both domestic demand and U.S. exports of natural gas have increased, the robust ability of the U.S. energy industry to meet demand has put a ceiling on prices. Warmer than normal spring and summer temperatures could continue to reduce surplus supplies, which are already lower than they have been in many years. This has the potential to lift prices somewhat, while a cool summer would continue to pressure prices.

Natural Gas Price. Movements in Comparison to Other Energy Commodities and Investment Categories. USCF believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class. Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time. The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicates that they move in completely opposite directions, known as “negative correlation.” A correlation of 0 would mean that the movements of the two are neither positively nor negatively correlated, known as “non-correlation.” That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten-year time period between March 31, 2008 and March 31, 2018, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
March 31, 2008 – March 31, 2018*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.259)	0.968	0.485	0.459	0.460	0.107
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.231)	(0.393)	(0.337)	(0.347)	(0.040)
Global Equities (FTSE World Index)			1.000	0.526	0.490	0.493	0.138
Crude Oil				1.000	0.804	0.697	0.253
Diesel-Heating Oil					1.000	0.727	0.249
Unleaded Gasoline						1.000	0.146
Natural Gas							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2018, the movement of natural gas was neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, diesel-heating oil or unleaded gasoline. Movement of natural gas was somewhat negatively correlated with crude oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
12 Months ended March 31, 2018*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.327)	0.970	0.679	0.360	0.081	0.176
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.199)	(0.464)	0.253	0.496	0.254
Global Equities (FTSE World Index)			1.000	0.624	0.411	0.143	0.215
Crude Oil				1.000	0.572	(0.220)	(0.326)
Diesel-Heating Oil					1.000	0.430	(0.112)
Unleaded Gasoline						1.000	0.315
Natural Gas							1.000

Source: Bloomberg, NYMEX

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

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. UNL's application of these policies involves judgments and actual results may differ from the estimates used.

USCF has evaluated the nature and types of estimates that it makes in preparing UNL's condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by UNL for its Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UNL estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

UNL has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UNL has met, and it is anticipated that UNL will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UNL's liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC swaps, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL's account at its custodian bank and in Treasuries at the FCM. Income received from UNL's investments in money market funds and Treasuries is paid to UNL. During the three months ended March 31, 2018, UNL's expenses exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2018, UNL used other assets to pay expenses, which could cause a decrease in UNL's NAV over time. To the extent expenses exceed income, UNL's NAV will be negatively impacted.

UNL's investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2018, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

Since the initial offering of shares, UNL has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of UNL's Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of shares. If USCF and UNL are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, UNL will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Futures Contracts and Other Natural Gas-Related Investments, such as forwards, involves UNL entering into contractual commitments to purchase or sell natural gas at a specified date in the future. The aggregate market value of the contracts will significantly exceed UNL's future cash requirements since UNL intends to close out its open positions prior to settlement. As a result, UNL is generally only subject to the risk of loss arising from the change in value of the contracts. UNL considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with UNL's commitments to purchase natural gas is limited to the aggregate market value of the contracts held. However, should UNL enter into a contractual commitment to sell natural gas, it would be required to make delivery of the natural gas at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of natural gas, the market risk to UNL could be unlimited.

UNL's exposure to market risk depends on a number of factors, including the markets for natural gas, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Natural Gas-Related Investments markets and the relationships among the contracts held by UNL. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

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

USCF attempts to manage the credit risk of UNL by following various trading limitations and policies. In particular, UNL generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UNL to limit its credit exposure. An FCM, when acting on behalf of UNL in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UNL, all assets of UNL relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle UNL's assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account UNL's assets related to foreign Futures Contracts trading.

In the future, UNL may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2018, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $7,569,934 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2018, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL's financial position.

European Sovereign Debt

UNL had no direct exposure to European sovereign debt as of March 31, 2018 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Contractual Obligations

UNL's primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of UNL's NAV, currently 0.75% of NAV on its average daily total net assets.

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

USCF pays the fees of the Marketing Agent and the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNL's condensed financial statements and its SEC, NFA and CFTC reports. USCF and UNL have also entered into a licensing agreement with the NYMEX pursuant to which UNL and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD, pay a licensing fee to the NYMEX. UNL also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by UNL to the extent that such expenses exceeded 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as UNL's per share NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of UNL's existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of March 31, 2018, UNL's portfolio consisted of 242 Natural Gas Futures NG Contracts traded on the NYMEX. As of March 31, 2018, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL's current holdings, please see UNL's website at www.uscfinvestments.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

UNL is exposed to commodity price risk. In particular, UNL is exposed to natural gas price risk through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Futures Contracts that UNL holds in its portfolio, as described in “Contractual Obligations" under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" above, are expected to directly affect the value of UNL's shares.

OTC Contract Risk

UNL may purchase OTC contracts, such as forward contracts or swap or spot contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for USCF to modify, terminate or offset UNL's obligations or its exposure to the risks associated with a transaction prior to its scheduled termination date.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by USCF’s board of directors (the "Board"). Furthermore, USCF on behalf of UNL only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. UNL will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the three month reporting period ended March 31, 2018, UNL limited its OTC activities to EFRP transactions.

UNL anticipates that the use of Other Natural Gas-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of UNL. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact UNL's ability to successfully track the Benchmark Futures Contracts.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UNL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 21, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 3 baskets (comprising 150,000) during the first quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/18 to 1/31/18	50,000	$9.80
2/1/18 to 2/28/18	50,000	$9.27
3/1/18 to 3/31/18	50,000	$9.29
Total	150,000

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

Date: May 15, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 15, 2018

