Form 10-Q
period 2018-06-30
United States 12 Month Natural Gas Fund, LP
filed 2018-08-13
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 650,000 outstanding shares as of August 9, 2018.

UNITED STATES 12 MONTH NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $5,623,228 and $7,217,601, respectively) (Notes 2 and 5)	$5,623,228	$7,217,601
Equity in trading accounts:
Cash and cash equivalents (at cost $537,949 and $1,701,275, respectively)	537,949	1,701,275
Unrealized gain (loss) on open commodity futures contracts	14,279	(568,922)
Receivable from General Partner (Note 3)	33,091	61,713
Dividends receivable	1,773	2,319
Interest receivable	208	88
Directors' fees and insurance receivable	422	66

Total assets	$6,210,950	$8,414,140

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$4,172	$5,493
Professional fees payable	33,950	72,695
Brokerage commissions payable	931	1,181
License fees payable	244	331

Total liabilities	39,297	79,700

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	6,171,653	8,334,440
Total Partners' Capital	6,171,653	8,334,440

Total liabilities and partners' capital	$6,210,950	$8,414,140

Limited Partners' shares outstanding	650,000	900,000
Net asset value per share	$9.49	$9.26
Market value per share	$9.56	$9.18

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2018

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG August 2018 contracts, expiring July 2018	$519,764	18	$6,556	0.11
NYMEX Natural Gas Futures NG September 2018 contracts, expiring August 2018	518,428	18	3,752	0.06
NYMEX Natural Gas Futures NG October 2018 contracts, expiring September 2018	535,431	18	(11,991)	(0.19)
NYMEX Natural Gas Futures NG November 2018 contracts, expiring November 2018	519,316	17	(17,986)	(0.29)
NYMEX Natural Gas Futures NG December 2018 contracts, expiring November 2018	572,830	18	(22,930)	(0.37)
NYMEX Natural Gas Futures NG January 2019 contracts, expiring December 2018	545,363	18	18,937	0.31
NYMEX Natural Gas Futures NG February 2019 contracts, expiring January 2019	551,870	18	5,770	0.09
NYMEX Natural Gas Futures NG March 2019 contracts, expiring February 2019	490,612	17	19,728	0.32
NYMEX Natural Gas Futures NG April 2019 contracts, expiring March 2019	487,817	18	(6,677)	(0.11)
NYMEX Natural Gas Futures NG May 2019 contracts, expiring April 2019	474,810	18	(330)	(0.01)
NYMEX Natural Gas Futures NG June 2019 contracts, expiring May 2019	463,480	18	16,040	0.26
NYMEX Natural Gas Futures NG July 2019 contracts, expiring June 2019	481,690	18	3,410	0.05
Total Open Futures Contracts*	$6,161,411	214	$14,279	0.23

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)(Continued)

At June 30, 2018

	Principal Amount	Market Value	% of Partners' Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.56%, 7/05/2018	$200,000	$199,966	3.24
1.56%, 7/12/2018	300,000	299,858	4.86
1.60%, 7/19/2018	200,000	199,841	3.24
1.61%, 7/26/2018	300,000	299,668	4.85
1.63%, 8/02/2018	200,000	199,712	3.24
1.71%, 8/09/2018	100,000	99,816	1.62
1.77%, 8/16/2018	200,000	199,551	3.23
1.82%, 8/23/2018	200,000	199,470	3.23
1.82%, 8/30/2018	100,000	99,699	1.61
1.85%, 9/06/2018	100,000	99,659	1.61
1.90%, 9/13/2018	200,000	199,225	3.23
1.92%, 9/20/2018	200,000	199,143	3.23
1.90%, 9/27/2018	200,000	199,082	3.23
1.87%, 10/04/2018	200,000	199,021	3.22
1.97%, 10/18/2018	100,000	99,410	1.61
2.00%, 10/25/2018	100,000	99,362	1.61
2.00%, 11/01/2018	100,000	99,324	1.61
2.03%, 11/08/2018	200,000	198,552	3.22
2.05%, 11/15/2018	100,000	99,227	1.61
2.07%, 11/23/2018	200,000	198,349	3.21
2.05%, 11/29/2018	100,000	99,151	1.61
2.09%, 12/06/2018	200,000	198,183	3.21
2.06%, 12/13/2018	200,000	198,130	3.21
2.09%, 12/20/2018	200,000	198,022	3.21
2.07%, 12/27/2018	200,000	197,961	3.21
Total Treasury Obligations		4,379,382	70.96

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,100,000	1,100,000	17.82
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	100,000	100,000	1.62
Total Money Market Funds		1,200,000	19.44
Total Cash Equivalents		$5,579,382	90.40

*	Collateral amounted to $537,949 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2018 and 2017

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(57,654)	$368,482	$(424,071)	$656,563
Change in unrealized gain (loss) on open futures contracts	175,824	(923,902)	583,201	(3,109,473)
Dividend income	5,381	6,656	12,895	12,351
Interest income*	20,224	11,987	38,819	22,620
ETF transaction fees	350	350	1,400	1,400

Total income (loss)	144,125	(536,427)	212,244	(2,416,539)

Expenses
General Partner management fees (Note 3)	11,705	19,500	26,076	44,888
Professional fees	16,582	12,259	36,246	31,011
Brokerage commissions	467	663	785	1,097
Directors' fees and insurance	338	494	753	932
License fees	234	390	521	898

Total expenses	29,326	33,306	64,381	78,826

Expense waiver (Note 3)	(15,329)	(9,907)	(33,091)	(24,960)

Net expenses	13,997	23,399	31,290	53,866

Net income (loss)	$130,128	$(559,826)	$180,954	$(2,470,405)
Net income (loss) per limited partnership share	$0.20	$(0.63)	$0.23	$(1.73)
Net income (loss) per weighted average limited partnership share	$0.19	$(0.57)	$0.24	$(2.17)
Weighted average limited partnership shares outstanding	670,879	987,912	753,591	1,139,227

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2018

	General Partner	Limited Partners	Total

Balances, at December 31, 2017	$—	$8,334,440	$8,334,440
Redemption of 250,000 partnership shares	—	(2,343,741)	(2,343,741)
Net income (loss)	—	180,954	180,954

Balances, at June 30, 2018	$—	$6,171,653	$6,171,653

Net Asset Value Per Share:
At December 31, 2017			$9.26
At June 30, 2018			$9.49

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2018 and 2017

	Six months ended June 30, 2018	Six months ended June 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$180,954	$(2,470,405)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(583,201)	3,109,473
(Increase) decrease in receivable from General Partner	28,622	77,132
(Increase) decrease in dividends receivable	546	(748)
(Increase) decrease in interest receivable	(120)	—
(Increase) decrease in directors' fees and insurance receivable	(356)	(665)
(Increase) decrease in ETF transaction fees receivable	—	350
Increase (decrease) in payable due to Broker	—	(2,099,689)
Increase (decrease) in General Partner management fees payable	(1,321)	(4,219)
Increase (decrease) in professional fees payable	(38,745)	(78,380)
Increase (decrease) in brokerage commissions payable	(250)	(620)
Increase (decrease) in directors' fees and insurance payable	—	(106)
Increase (decrease) in license fees payable	(87)	(347)
Net cash provided by (used in) operating activities	(413,958)	(1,468,224)

Cash Flows from Financing Activities:
Addition of partnership shares	—	543,667
Redemption of partnership shares	(2,343,741)	(4,996,389)
Net cash provided by (used in) financing activities	(2,343,741)	(4,452,722)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,757,699)	(5,920,946)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	8,918,876	15,760,822
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$6,161,177	$9,839,876

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$5,623,228	$8,647,690
Equity in Trading Accounts:
Cash and Cash Equivalents	537,949	1,192,186
Total Cash, Cash Equivalents and Equity in Trading Accounts	$6,161,177	$9,839,876

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2018 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of June 30, 2018, UNL held 214 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2018, UNL had registered a total of 30,000,000 shares.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2014. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2018.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2018.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2018 and 2017, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2018 are estimated to be a total of $1,500 for UNL and, in the aggregate for UNL and the Related Public Funds, $536,200.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2018 and 2017, UNL incurred $521 and $898, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL's audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $76,000 for the year ending December 31, 2018. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2018, USCF waived $33,091 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Total commissions accrued to brokers	$785	$1,097
Total commissions as annualized percentage of average total net assets	0.02%	0.02%
Commissions accrued as a result of rebalancing	$565	$623
Percentage of commissions accrued as a result of rebalancing	71.97%	56.79%
Commissions accrued as a result of creation and redemption activity	$220	$474
Percentage of commissions accrued as a result of creation and redemption activity	28.03%	43.21%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due primarily to a lower number of natural gas futures contracts being held and traded.

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

All of the futures contracts held by UNL through June 30, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL's cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2018 and December 31, 2017, UNL held investments in money market funds in the amounts of $1,200,000 and $2,500,000, respectively. UNL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2018 and December 31, 2017, UNL held cash deposits and investments in Treasuries in the amounts of $4,961,177 and $6,418,876, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2018 and 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2018 (Unaudited)	For the six months ended June 30, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$9.26	$11.75
Total income (loss)	0.27	(1.68)
Net expenses	(0.04)	(0.05)
Net increase (decrease) in net asset value	0.23	(1.73)
Net asset value, end of period	$9.49	$10.02

Total Return	2.48%	(14.72)%

Ratios to Average Net Assets
Total income (loss)	3.03%	(20.02)%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	1.10%	0.57%
Expenses waived*	(0.95)%	(0.42)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	2.58%	(20.47)%

*	Annualized.

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

The following table summarizes the valuation of UNL’s securities at June 30, 2018 using the fair value hierarchy:

At June 30, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$5,579,382	$5,579,382	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	14,279	14,279	—	—

During the six months ended June 30, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNL’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$7,683,698	$7,683,698	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(568,922)	(568,922)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$14,279	$(568,922)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2018		For the six months ended June 30, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(424,071)		$656,563

	Change in unrealized gain (loss) on open positions		$583,201		$(3,109,473)

NOTE 8 — SUBSEQUENT EVENTS

UNL has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments other than as disclosed below:

On August 7, 2018, the Board of Directors of USCF authorized and approved the closing and liquidation each of USAG, DNO and UHN together with a plan of liquidation for each of USAG, DNO and UHN. Each of the United States Commodity Index Funds Trust, of which USAG is a series, DNO and UHN filed a current report on Form 8-K dated August 8, 2018 with the SEC that included, as an exhibit, the press release, the applicable plan of liquidation, and, in the case of DNO and UHN, a copy of the notice regarding the liquidation sent to shareholders. In addition, each of USAG, DNO and UHN filed a prospectus supplement with the SEC dated August 8, 2018.  Each of the filings are also available on USCF’s website at www.uscfinvestments.com.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. As of June 30, 2018, UNL held 214 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the six months ended June 30, 2018, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the six months ended June 30, 2018, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

Money Market Reform

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended ("1940 Act") which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as UNL. A portion of UNL's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. UNL does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if UNL invests in other types of MMFs besides government MMFs in the future, UNL could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2018. The average price of the Benchmark Futures Contracts started the period at $2.857 per million British thermal shares (“MMBtu”). The high of the period was on January 30, 2018 when the average price of the Benchmark Futures Contracts reached $3.056 per MMBtu. The average low price of the period was on February 12, 2018 when the average price of the Benchmark Futures Contracts dropped to $2.738 per MMBtu. The period ended with the average price of the Benchmark Futures Contracts at $2.887 per MMBtu, an increase of approximately 1.05% over the period. UNL’s per share NAV began the period at $9.26 and ended the period at $9.49 on June 30, 2018, an increase of approximately 2.48% over the period. UNL’s per share NAV reached its high for the period on January 30, 2018 at $9.93 and reached its low for the period on February 12, 2018 at $8.90. The average Benchmark Futures Contracts prices listed above began with the February 2018 to January 2019 contracts and ended with the August 2018 to July 2019 contracts. The increase of approximately 1.05% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL's Benchmark.”

During the six months ended June 30, 2018, the natural gas futures market began the year in backwardation, flipped to contango, and returned to backwardation at quarter end. During the periods of backwardation the price of the near month Futures Contract is typically higher than the price of the next month Futures Contract or contracts further away from expiration. On days when the market is in contango, the price of the near month Futures Contract is typically lower than the price of the next month Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNL has not registered any subsequent offerings of its shares. As of June 30, 2018, UNL had issued 5,550,000 shares, 650,000 of which were outstanding. As of June 30, 2018, there were 24,450,000 shares registered but not yet issued.

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

As of June 30, 2018, UNL had the following Authorized Participants: Citadel Securities, LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Average daily total net assets	$7,011,195	$12,069,356
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$51,714	$34,971
Annualized yield based on average daily total net assets	1.49%	0.58%
Management fee	$26,076	$44,888
Total fees and other expenses excluding management fees	$38,305	$33,938
Total amount of the expense waiver	$33,091	$24,960
Expenses before allowance for the expense waiver	$64,381	$78,826
Expenses after allowance for the expense waiver	$31,290	$53,866
Total commissions accrued to brokers	$785	$1,097
Total commissions as annualized percentage of average total net assets	0.02%	0.02%
Commissions accrued as a result of rebalancing	$565	$623
Percentage of commissions accrued as a result of rebalancing	71.97%	56.79%
Commissions accrued as a result of creation and redemption activity	$220	$474
Percentage of commissions accrued as a result of creation and redemption activity	28.03%	43.21%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2018, compared to the six months ended June 30, 2017 was due primarily to an increase in professional fees.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

	For the three months ended June 30, 2018	For the three months ended June 30, 2017
Average daily total net assets	$6,259,815	$10,428,630
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$25,605	$18,643
Annualized yield based on average daily total net assets	1.64%	0.72%
Management fee	$11,705	$19,500
Total fees and other expenses excluding management fees	$17,621	$13,806
Total amount of the expense waiver	$15,329	$9,907
Expenses before allowance for the expense waiver	$29,326	$33,306
Expenses after allowance for the expense waiver	$13,997	$23,399
Total commissions accrued to brokers	$467	$663
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$380	$533
Percentage of commissions accrued as a result of rebalancing	81.37%	80.39%
Commissions accrued as a result of creation and redemption activity	$87	$130
Percentage of commissions accrued as a result of creation and redemption activity	18.63%	19.61%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2018, compared to the three months ended June 30, 2017 was due primarily to an increase in professional fees.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was due primarily to a lower number of futures contracts being held and traded.

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

For the 30-valuation days ended June 30, 2018, the simple average daily change in the average of the prices of the Benchmark Futures Contracts was 0.059%, while the simple average daily change in the per share NAV of UNL over the same time period was 0.061%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average of the price the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (2.826)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to June 30, 2018, the simple average daily change in the average price of the Benchmark Futures Contracts was (0.060)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.062)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (0.070)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2018. The second graph measures monthly changes since June 30, 2013 through June 30, 2018.

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

For the six months ended June 30, 2018, the actual total return of UNL as measured by changes in its per share NAV was 2.48%. This is based on an initial per share NAV of $9.26 as of December 31, 2017 and an ending per share NAV as of June 30, 2018 of $9.49. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $9.46 as of June 30, 2018, for a total return over the relevant time period of 2.16%. The difference between the actual per share NAV total return of UNL of 2.48% and the expected total return based on the Benchmark Futures Contracts of 2.16% was an error over the time period of 0.32%, which is to say that UNL’s actual total return outperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the six months ended June 30, 2017, the actual total return of UNL as measured by changes in its per share NAV was (14.72)%. This was based on an initial per share NAV of $11.75 as of December 31, 2016 and an ending per share NAV as of June 30, 2017 of $10.02. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $10.04 as of June 30, 2017, for a total return over the relevant time period of (14.55)%. The difference between the actual per share NAV total return of UNL of (14.72)% and the expected total return based on the Benchmark Futures Contracts of (14.55)% was an error over the time period of (0.17)%, which is to say that UNL’s actual total return underperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact UNL's ability to accurately track Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the six months ended June 30, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL's attempt to track the Benchmark Futures Contracts over time.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2018. Interest payments, and any other income, were retained within the portfolio and added to UNL's NAV. When this income exceeds the level of UNL's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by UNL may continue to be higher than interest earned by UNL. As such, USCF anticipates that UNL may underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts' total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contracts. During the six months ended June 30, 2018, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between June 30, 2008 and June 30, 2018. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Natural Gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within the relatively short period of time of less than one year. However, at the end of November 2014, global natural gas inventories grew rapidly after two years of mild winters and the market was primarily in contango through 2017. This year saw a brief period of backwardation due to extreme winter weather in January. The market also returned to backwardation at the end of the second quarter of 2018 as natural gas inventories grew slower than in years past.

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

Natural Gas Market. During the six months ended June 30, 2018, natural gas prices in the United States were highly volatile, skyrocketing and then falling during January and early February before settling into tighter, upward sloping range for the rest of the first half of 2018. Prices ended the period lower than at the beginning of the year. Storage levels were also below prior year and five-year average levels for the entire quarter, ending 25% and 21% below those levels respectively at quarter end. As of June 30, 2018, the amount of natural gas in storage stood at 2,152 billion cubic feet. While both domestic demand and U.S. exports of natural gas have increased, the robust ability of the U.S. energy industry to meet demand has put a ceiling on prices. Warmer than normal summer temperatures could continue to reduce surplus supplies, which are already lower than they have been in many years. This has the potential to lift prices somewhat, while a cool summer would continue to pressure prices.

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

For the ten-year time period between June 30, 2008 and June 30, 2018, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Correlation Matrix June 30, 2008 – June 30, 2018*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.249)	0.966	0.507	0.478	0.458	0.127
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.220)	(0.381)	(0.325)	(0.323)	(0.027)
Global Equities (FTSE World Index)			1.000	0.547	0.507	0.491	0.152
Crude Oil				1.000	0.802	0.691	0.234
Diesel-Heating Oil					1.000	0.723	0.236
Unleaded Gasoline						1.000	0.135
Natural Gas							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2018, the movement of natural gas was neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, diesel-heating oil or unleaded gasoline. Movement of natural gas was somewhat negatively correlated with crude oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Correlation Matrix 12 Months ended June 30, 2018*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.343)	0.945	0.465	0.167	(0.042)	0.291
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.407)	(0.337)	0.415	0.592	0.379
Global Equities (FTSE World Index)			1.000	0.601	0.339	0.029	0.168
Crude Oil				1.000	0.517	(0.133)	(0.175)
Diesel-Heating Oil					1.000	0.510	0.129
Unleaded Gasoline						1.000	0.309
Natural Gas							1.000

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL's account at its custodian bank and in Treasuries at the FCM. Income received from UNL's investments in money market funds and Treasuries is paid to UNL. During the six months ended June 30, 2018, UNL's expenses exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2018, UNL used other assets to pay expenses, which could cause a decrease in UNL's NAV over time. To the extent expenses exceed income, UNL's NAV will be negatively impacted.

UNL's investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2018, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of June 30, 2018, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $6,161,177 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2018, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL's financial position.

European Sovereign Debt

UNL had no direct exposure to European sovereign debt as of June 30, 2018 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2018, UNL's portfolio consisted of 214 Natural Gas Futures NG Contracts traded on the NYMEX. As of June 30, 2018, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL's current holdings, please see UNL's website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2018, UNL limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 2 baskets (comprising 100,000 shares) during the second quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/18 to 4/30/18	100,000	$9.26
5/1/18 to 5/31/18	—	NA
6/1/18 to 6/30/18	—	NA
Total	100,000

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

Date: August 13, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 13, 2018

