Form 10-Q
period 2018-09-30
United States 12 Month Natural Gas Fund, LP
filed 2018-11-13
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1850 Mt. Diablo Boulevard, Suite 640

Walnut Creek, California 94596

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 550,000 outstanding shares as of November 9, 2018.

UNITED STATES 12 MONTH NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At September 30, 2018 (Unaudited) and December 31, 2017

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $4,926,136 and $7,217,601, respectively) (Notes 2 and 5)	$4,926,136	$7,217,601
Equity in trading accounts:
Cash and cash equivalents (at cost $262,249 and $1,701,275, respectively)	262,249	1,701,275
Unrealized gain (loss) on open commodity futures contracts	6,200	(568,922)
Receivable from General Partner (Note 3)	45,090	61,713
Dividends receivable	1,553	2,319
Interest receivable	87	88
Directors' fees and insurance receivable	—	66
Other assets	219	—

Total assets	$5,241,534	$8,414,140

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$2,961	$5,493
Professional fees payable	39,639	72,695
Brokerage commissions payable	931	1,181
Directors' fees and insurance payable	482	—
License fees payable	—	331

Total liabilities	44,013	79,700

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	5,197,521	8,334,440
Total Partners' Capital	5,197,521	8,334,440

Total liabilities and partners' capital	$5,241,534	$8,414,140

Limited Partners' shares outstanding	550,000	900,000
Net asset value per share	$9.45	$9.26
Market value per share	$9.42	$9.18

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2018

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG November 2018 contracts, expiring October 2018	$486,140	16	$(4,860)	(0.09)
NYMEX Natural Gas Futures NG December 2018 contracts, expiring November 2018	477,359	15	(13,709)	(0.26)
NYMEX Natural Gas Futures NG January 2019 contracts, expiring December 2018	454,862	15	20,488	0.39
NYMEX Natural Gas Futures NG February 2019 contracts, expiring January 2019	490,610	16	2,990	0.06
NYMEX Natural Gas Futures NG March 2019 contracts, expiring February 2019	434,253	15	4,197	0.08
NYMEX Natural Gas Futures NG April 2019 contracts, expiring March 2019	406,514	15	(9,614)	(0.19)
NYMEX Natural Gas Futures NG May 2019 contracts, expiring April 2019	421,943	16	(3,863)	(0.07)
NYMEX Natural Gas Futures NG June 2019 contracts, expiring May 2019	386,233	15	10,217	0.20
NYMEX Natural Gas Futures NG July 2019 contracts, expiring June 2019	401,408	15	(158)	0.00 *
NYMEX Natural Gas Futures NG August 2019 contracts, expiring July 2019	424,116	16	4,204	0.08
NYMEX Natural Gas Futures NG September 2019 contracts, expiring August 2019	407,042	15	(8,042)	(0.16)
NYMEX Natural Gas Futures NG October 2019 contracts, expiring September 2019	397,650	15	4,350	0.08
Total Open Futures Contracts**	$5,188,130	184	$6,200	0.12

United States 12 Month Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited) (Continued)
At September 30, 2018

	Principal Amount	Market Value	% of Partners' Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.87%, 10/04/2018	$200,000	$199,969	3.85
1.97%, 10/18/2018	100,000	99,908	1.92
2.00%, 10/25/2018	100,000	99,868	1.92
2.00%, 11/01/2018	100,000	99,830	1.92
2.03%, 11/08/2018	200,000	199,577	3.84
2.05%, 11/15/2018	100,000	99,746	1.92
2.07%, 11/23/2018	200,000	199,396	3.84
2.05%, 11/29/2018	100,000	99,668	1.92
2.09%, 12/06/2018	200,000	199,241	3.83
2.06%, 12/13/2018	200,000	199,173	3.83
2.09%, 12/20/2018	200,000	199,080	3.83
2.07%, 12/27/2018	200,000	199,009	3.83
2.10%, 1/03/2019	200,000	198,916	3.83
2.10%, 1/10/2019	200,000	198,833	3.83
2.13%, 1/17/2019	200,000	198,734	3.82
2.15%, 1/24/2019	200,000	198,642	3.82
2.18%, 1/31/2019	200,000	198,539	3.82
2.20%, 2/07/2019	200,000	198,441	3.82
2.19%, 2/14/2019	200,000	198,361	3.82
2.20%, 2/21/2019	200,000	198,268	3.82
2.24%, 2/28/2019	100,000	99,077	1.91
2.38%, 3/07/2019	100,000	98,973	1.90
2.28%, 3/14/2019	100,000	98,973	1.90
2.33%, 3/21/2019	100,000	98,908	1.90
2.34%, 3/28/2019	200,000	197,716	3.80
Total Treasury Obligations		4,076,846	78.44

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	900,000	900,000	17.32
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	100,000	100,000	1.92
Total Money Market Funds		1,000,000	19.24
Total Cash Equivalents		$5,076,846	97.68

*	Represents less than 0.005%.
**	Collateral amounted to $262,249 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2018 and 2017

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(42,291)	$(50,843)	$(466,362)	$605,720
Change in unrealized gain (loss) on open futures contracts	(8,079)	38,153	575,122	(3,071,320)
Dividend income	5,210	7,678	18,105	20,029
Interest income*	23,023	14,821	61,842	37,441
ETF transaction fees	700	—	2,100	1,400

Total income (loss)	(21,437)	9,809	190,807	(2,406,730)

Expenses
General Partner management fees (Note 3)	10,983	17,818	37,059	62,706
Professional fees	13,202	21,789	49,448	52,800
Brokerage commissions	434	507	1,219	1,604
Directors' fees and insurance	341	500	1,094	1,432
License fees	220	356	741	1,254

Total expenses	25,180	40,970	89,561	119,796

Expense waiver (Note 3)	(11,999)	(19,588)	(45,090)	(44,548)

Net expenses	13,181	21,382	44,471	75,248

Net income (loss)	$(34,618)	$(11,573)	$146,336	$(2,481,978)
Net income (loss) per limited partnership share	$(0.04)	$(0.01)	$0.19	$(1.74)
Net income (loss) per weighted average limited partnership share	$(0.06)	$(0.01)	$0.21	$(2.31)
Weighted average limited partnership shares outstanding	623,913	950,000	709,890	1,075,458

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the nine months ended September 30, 2018

	General Partner	Limited Partners	Total

Balances, at December 31, 2017	$—	$8,334,440	$8,334,440
Redemption of 350,000 partnership shares	—	(3,283,255)	(3,283,255)
Net income (loss)	—	146,336	146,336

Balances, at September 30, 2018	$—	$5,197,521	$5,197,521

Net Asset Value Per Share:
At December 31, 2017			$9.26
At September 30, 2018			$9.45

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2018 and 2017

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$146,336	$(2,481,978)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(575,122)	3,071,320
(Increase) decrease in receivable from General Partner	16,623	57,544
(Increase) decrease in dividends receivable	766	(958)
(Increase) decrease in interest receivable	1	(426)
(Increase) decrease in directors' fees and insurance receivable	66	(366)
(Increase) decrease in ETF transaction fees receivable	—	350
(Increase) decrease in other assets	(219)	—
Increase (decrease) in payable due to Broker	—	(2,099,689)
Increase (decrease) in General Partner management fees payable	(2,532)	(4,195)
Increase (decrease) in professional fees payable	(33,056)	(46,181)
Increase (decrease) in brokerage commissions payable	(250)	(620)
Increase (decrease) in directors' fees and insurance payable	482	(106)
Increase (decrease) in license fees payable	(331)	(380)
Net cash provided by (used in) operating activities	(447,236)	(1,505,685)

Cash Flows from Financing Activities:
Addition of partnership shares	—	543,667
Redemption of partnership shares	(3,283,255)	(4,996,389)
Net cash provided by (used in) financing activities	(3,283,255)	(4,452,722)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,730,491)	(5,958,407)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	8,918,876	15,760,822
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$5,188,385	$9,802,415

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$4,926,136	$8,390,491
Equity in Trading Accounts:
Cash and Cash Equivalents	262,249	1,411,924
Total Cash, Cash Equivalents and Equity in Trading Accounts	$5,188,385	$9,802,415

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2018 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of September 30, 2018, UNL held 184 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

On August 7, 2018, the Board of Directors of USCF authorized and approved the closing and liquidation for each of USAG, DNO and UHN together with a plan of liquidation for each of USAG, DNO and UHN. Each of the United States Commodity Index Funds Trust (“USCIFT”), of which USAG is a series, DNO and UHN filed a current report on Form 8-K dated August 8, 2018 with the SEC (as defined below) that included, as an exhibit, the press release, the applicable plan of liquidation, and, in the case of DNO and UHN, a copy of the notice of required withdrawal from the limited partnership sent to shareholders. In addition, each of USAG, DNO and UHN filed a prospectus supplement with the SEC dated August 8, 2018. Each of the filings is also available on USCF’s website at www.uscfinvestments.com.

The liquidation date for each of USAG, DNO and UHN was September 12, 2018 and the proceeds of the liquidation were sent to all remaining shareholders of USAG, DNO and UHN, respectively, on or about September 13, 2018, with a subsequent distribution of additional liquidation proceeds sent to UHN shareholders on or about September 18, 2018. Each of USAG, DNO and UHN also filed a post-effective amendment to the registration statement with the SEC to terminate the offering of registered and unsold shares of USAG, DNO and UHN, respectively, and the NYSE Arca filed Forms 25 to effect the withdrawal of the listings for shares of each of USAG, DNO and UHN.

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of September 30, 2018, UNL had registered a total of 30,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. UNL earns income on funds held at the custodian or a futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UNL is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2015. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2018.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UNL receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in UNL's condensed statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2018.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2018 and 2017, UNL did not incur registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI, CPER, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2018 and 2017, UNL incurred $741 and $1,254, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL's audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $76,000 for the year ending December 31, 2018. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2018, USCF waived $45,090 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Total commissions accrued to brokers	$1,219	$1,604
Total commissions as annualized percentage of average total net assets	0.02%	0.02%
Commissions accrued as a result of rebalancing	$909	$1,130
Percentage of commissions accrued as a result of rebalancing	74.57%	70.45%
Commissions accrued as a result of creation and redemption activity	$310	$474
Percentage of commissions accrued as a result of creation and redemption activity	25.43%	29.55%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due primarily to a lower number of natural gas futures contracts being held and traded.

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

All of the futures contracts held by UNL through September 30, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL's cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2018 and December 31, 2017, UNL held investments in money market funds in the amounts of $1,000,000 and $2,500,000, respectively. UNL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2018 and December 31, 2017, UNL held cash deposits and investments in Treasuries in the amounts of $4,188,385 and $6,418,876, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2018 and 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2018 (Unaudited)	For the nine months ended September 30, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$9.26	$11.75
Total income (loss)	0.25	(1.67)
Net expenses	(0.06)	(0.07)
Net increase (decrease) in net asset value	0.19	(1.74)
Net asset value, end of period	$9.45	$10.01

Total Return	2.05%	(14.81)%

Ratios to Average Net Assets
Total income (loss)	2.89%	(21.53)%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	1.06%	0.68%
Expenses waived*	(0.91)%	(0.53)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	2.22%	(22.20)%

*	Annualized.

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

The following table summarizes the valuation of UNL’s securities at September 30, 2018 using the fair value hierarchy:

At September 30, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$5,076,846	$5,076,846	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	6,200	6,200	—	—

During the nine months ended September 30, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNL’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$7,683,698	$7,683,698	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(568,922)	(568,922)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$6,200	$(568,922)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2018		For the nine months ended September 30, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(466,362)		$605,720

	Change in unrealized gain (loss) on open positions		$575,122		$(3,071,320)

NOTE 8 — SUBSEQUENT EVENTS

UNL has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States 12 Month Natural Gas Fund, LP (“UNL”) included elsewhere in this quarterly report on Form 10-Q other than as disclosed below:

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. As of September 30, 2018, UNL held 184 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the nine months ended September 30, 2018, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the nine months ended September 30, 2018, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. The Fund is not a Covered Swap Entity under the Final Margin Rules, but it is a financial end-user. Accordingly, the Fund is currently subject to the variation margin requirements of the Final Margin Rules. However, the Fund does not have material swaps exposure and, accordingly, the Fund will not be subject to the initial margin requirements of the Final Margin Rules.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if UNL enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require UNL to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by UNL's FCM.

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

Derivatives Regulations in Non-U.S. Jurisdictions

In addition to U.S. laws and regulations, UNL may be subject to non-U.S. derivatives laws and regulations if it engages in futures and/or swap transactions with non-U.S. persons. For example, UNL may be impacted by European laws and regulations to the extent that it engages in futures transactions on European exchanges or derivatives transactions with European entities. Other jurisdictions impose requirements applicable to futures and derivatives that are similar to those imposed by the U.S., including position limits, margin, clearing and trade execution requirements.

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

Price Movements

Natural gas futures prices were volatile during the nine months ended September 30, 2018. During the period the average high price of the Benchmark Futures Contracts exceeded the price of $2.857 per million British thermal shares (“MMBtu”) at the start of the nine-month period. The average high price of the Benchmark Futures Contracts for the period was on January 30, 2018 when the average price of the Benchmark Futures Contracts was $3.056 per MMBtu. The average low price of the period was on September 14, 2018 when the average price of the Benchmark Futures Contracts dropped to $2.705 per MMBtu. The period ended with the average price of the Benchmark Futures Contracts at $2.823 per MMBtu, a decrease of approximately (1.19)% over the period. UNL’s per share NAV began the period at $9.26 and ended the period at $9.45 on September 30, 2018, an increase of approximately 2.05% over the period. UNL’s per share NAV reached its high for the period on January 30, 2018 at $9.93 and reached its low for the period on February 12, 2018 at $8.90. The average Benchmark Futures Contracts prices listed above began with the February 2018 to January 2019 contracts and ended with the December 2018 to October 2019 contracts. The decrease of approximately (1.19)% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL's Benchmark.”

During the nine months ended September 30, 2018, the natural gas futures market began the year in backwardation, flipped to contango, and returned to backwardation at end of the second quarter. During periods of backwardation the price of the near month Futures Contract is typically higher than the price of the next month Futures Contract or contracts further away from expiration. On days when the market is in contango, the price of the near month Futures Contract is typically lower than the price of the next month Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNL has not registered any subsequent offerings of its shares. As of September 30, 2018, UNL had issued 5,550,000 shares, 550,000 of which were outstanding. As of September 30, 2018, there were 24,450,000 shares registered but not yet issued.

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

As of September 30, 2018, UNL had the following Authorized Participants: Citadel Securities, LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Average daily total net assets	$6,606,435	$11,178,310
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$79,947	$57,470
Annualized yield based on average daily total net assets	1.62%	0.69%
Management fee	$37,059	$62,706
Total fees and other expenses excluding management fees	$52,502	$57,090
Total amount of the expense waiver	$45,090	$44,548
Expenses before allowance for the expense waiver	$89,561	$119,796
Expenses after allowance for the expense waiver	$44,471	$75,248
Total commissions accrued to brokers	$1,219	$1,604
Total commissions as annualized percentage of average total net assets	0.02%	0.02%
Commissions accrued as a result of rebalancing	$909	$1,130
Percentage of commissions accrued as a result of rebalancing	74.57%	70.45%
Commissions accrued as a result of creation and redemption activity	$310	$474
Percentage of commissions accrued as a result of creation and redemption activity	25.43%	29.55%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017 was due primarily to UNL’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	For the three months ended September 30, 2018	For the three months ended September 30, 2017
Average daily total net assets	$5,810,114	$9,425,274
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$28,233	$22,499
Annualized yield based on average daily total net assets	1.93%	0.95%
Management fee	$10,983	$17,818
Total fees and other expenses excluding management fees	$14,197	$23,152
Total amount of the expense waiver	$11,999	$19,588
Expenses before allowance for the expense waiver	$25,180	$40,970
Expenses after allowance for the expense waiver	$13,181	$21,382
Total commissions accrued to brokers	$434	$507
Total commissions as annualized percentage of average total net assets	0.03%	0.02%
Commissions accrued as a result of rebalancing	$344	$507
Percentage of commissions accrued as a result of rebalancing	79.26%	100.00%
Commissions accrued as a result of creation and redemption activity	$90	$—
Percentage of commissions accrued as a result of creation and redemption activity	20.74%	—%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2018, compared to the three months ended September 30, 2017 was due primarily to UNL’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was due primarily to a lower number of futures contracts being held and traded.

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

For the 30-valuation days ended September 30, 2018, the simple average daily change in the average of the prices of the Benchmark Futures Contracts was (0.022)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.017)%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average of the price the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was 0.811%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to September 30, 2018, the simple average daily change in the average price of the Benchmark Futures Contracts was (0.058)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.060)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was 0.004%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2018. The second graph measures monthly changes since September 30, 2013 through September 30, 2018.

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

For the nine months ended September 30, 2018, the actual total return of UNL as measured by changes in its per share NAV was 2.05%. This is based on an initial per share NAV of $9.26 as of December 31, 2017 and an ending per share NAV as of September 30, 2018 of $9.45. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $9.39 as of September 30, 2018, for a total return over the relevant time period of 1.40%. The difference between the actual per share NAV total return of UNL of 2.05% and the expected total return based on the Benchmark Futures Contracts of 1.40% was an error over the time period of 0.65%, which is to say that UNL’s actual total return outperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the nine months ended September 30, 2017, the actual total return of UNL as measured by changes in its per share NAV was (14.81)%. This was based on an initial per share NAV of $11.75 as of December 31, 2016 and an ending per share NAV as of September 30, 2017 of $10.01. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $9.97 as of September 30, 2017, for a total return over the relevant time period of (15.15)%. The difference between the actual per share NAV total return of UNL of (14.81)% and the expected total return based on the Benchmark Futures Contracts of (15.15)% was an error over the time period of 0.34%, which is to say that UNL’s actual total return outperformed the benchmark result by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact UNL's ability to accurately track Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the Benchmark Futures Contracts. During the nine months ended September 30, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL's attempt to track the Benchmark Futures Contracts over time.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2018. Interest payments, and any other income, were retained within the portfolio and added to UNL's NAV. When this income exceeds the level of UNL's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by UNL may continue to be lower than interest earned by UNL. As such, USCF anticipates that UNL will continue to outperform its benchmark until such a time when interest earned at least equals or declines below the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts' total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contracts. During the nine months ended September 30, 2018, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between September 30, 2008 and September 30, 2018. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the nine months ended September 30, 2018, natural gas prices in the United States were highly volatile, skyrocketing and then falling during January and early February before settling into tighter, upward sloping range for the rest of the first half of 2018. Prices in the third quarter were choppy yet again, exhibiting a “rising ‘W’” pattern before ending the quarter at the highest level since January, at $3.008, 1.57% lower than the start of the year. Storage levels were persistently below prior year and five-year average levels for the entire quarter, ending 18% below both of those levels respectively at quarter end. As of September 30, 2018, the amount of natural gas in storage stood at 2,866 billion cubic feet. While both domestic demand and U.S. exports of natural gas have increased, the robust ability of the U.S. energy industry to meet demand has kept somewhat of a ceiling on prices. However, the U.S. has less natural gas in storage heading into fall and winter than at least the past half-decade. Should an exceptionally cold winter occur and/or exports increase, then natural gas could become scarcer in 2018 than it has been in a long time.

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

For the ten-year time period between September 30, 2008 and September 30, 2018, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
September 30, 2008 – September 30, 2018*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.258)	0.965	0.486	0.468	0.438	0.115
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.229)	(0.378)	(0.321)	(0.326)	(0.015)
Global Equities (FTSE World Index)			1.000	0.520	0.491	0.469	0.128
Crude Oil				1.000	0.791	0.678	0.205
Diesel-Heating Oil					1.000	0.716	0.207
Unleaded Gasoline						1.000	0.107
Natural Gas							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2018, the movement of natural gas was neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, diesel-heating oil or unleaded gasoline. Movement of natural gas was somewhat negatively correlated with crude oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
12 Months ended September 30, 2018*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.259)	0.929	0.113	0.067	(0.046)	0.421
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.460)	(0.169)	0.343	0.381	0.417
Global Equities (FTSE World Index)			1.000	0.240	0.168	(0.011)	0.257
Crude Oil				1.000	0.550	0.033	0.306
Diesel-Heating Oil					1.000	0.362	0.472
Unleaded Gasoline						1.000	0.234
Natural Gas							1.000

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL's account at its custodian bank and in Treasuries at the FCM. Income received from UNL's investments in money market funds and Treasuries is paid to UNL. During the nine months ended September 30, 2018, UNL's expenses exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2018, UNL used other assets to pay expenses, which could cause a decrease in UNL's NAV over time. To the extent expenses exceed income, UNL's NAV will be negatively impacted.

UNL's investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2018, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of UNL by following various trading limitations and policies. In particular, UNL generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UNL to limit its credit exposure. An FCM, when acting on behalf of UNL in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UNL, all assets of UNL relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle UNL's assets with their other assets. In addition, the CFTC requires futures commission merchants to hold in a secure account UNL's assets related to foreign Futures Contracts trading.

In the future, UNL may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2018, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $5,188,385 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2018, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL's financial position.

European Sovereign Debt

UNL had no direct exposure to European sovereign debt as of September 30, 2018 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2018, UNL's portfolio consisted of 184 Natural Gas Futures NG Contracts traded on the NYMEX. As of September 30, 2018, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL's current holdings, please see UNL's website at www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2018, UNL limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 2 baskets (comprising 100,000 shares) during the third quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/18 to 7/31/18	—	NA
8/1/18 to 8/31/18	50,000	$9.56
9/1/18 to 9/30/18	50,000	$9.23
Total	100,000

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

Date: November 13, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 13, 2018

