Form 10-Q
period 2019-06-30
United States 12 Month Natural Gas Fund, LP
filed 2019-08-13
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 450,000 outstanding shares as of August 8, 2019.

UNITED STATES 12 MONTH NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $3,529,670 and $5,167,367, respectively) (Notes 2 and 5)	$3,529,670	$5,167,367
Equity in trading accounts:
Cash and cash equivalents (at cost $1,098,128 and $596,555, respectively)	1,098,128	596,555
Unrealized gain (loss) on open commodity futures contracts	(540,026)	(46,103)
Receivable from General Partner (Note 3)	42,114	59,956
Dividends receivable	938	2,579
Interest receivable	175	289
Directors' fees and insurance receivable	270	—
Other assets	—	216

Total assets	$4,131,269	$5,780,859

Liabilities and Partners' Capital
Payable due to Broker	$—	$81,581
General Partner management fees payable (Note 3)	2,922	3,709
Professional fees payable	29,481	51,486
Brokerage commissions payable	571	571
Directors' fees and insurance payable	—	641

Total liabilities	32,974	137,988

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	4,098,295	5,642,871
Total Partners' Capital	4,098,295	5,642,871

Total liabilities and partners' capital	$4,131,269	$5,780,859

Limited Partners' shares outstanding	450,000	550,000
Net asset value per share	$9.11	$10.26
Market value per share	$9.11	$10.33

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2019

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG August 2019 contracts, expiring July 2019	$372,094	14	$(48,974)	(1.20)
NYMEX Natural Gas Futures NG September 2019 contracts, expiring August 2019	381,053	14	(61,573)	(1.50)
NYMEX Natural Gas Futures NG October 2019 contracts, expiring September 2019	374,480	14	(50,940)	(1.24)
NYMEX Natural Gas Futures NG November 2019 contracts, expiring October 2019	395,632	14	(59,772)	(1.46)
NYMEX Natural Gas Futures NG December 2019 contracts, expiring November 2019	413,565	14	(50,265)	(1.23)
NYMEX Natural Gas Futures NG January 2020 contracts, expiring December 2019	440,912	14	(61,932)	(1.51)
NYMEX Natural Gas Futures NG February 2020 contracts, expiring January 2020	434,370	14	(59,590)	(1.45)
NYMEX Natural Gas Futures NG March 2020 contracts, expiring February 2020	415,290	14	(51,010)	(1.25)
NYMEX Natural Gas Futures NG April 2020 contracts, expiring March 2020	371,220	14	(33,260)	(0.81)
NYMEX Natural Gas Futures NG May 2020 contracts, expiring April 2020	339,550	13	(28,980)	(0.71)
NYMEX Natural Gas Futures NG June 2020 contracts, expiring May 2020	363,500	14	(23,440)	(0.57)
NYMEX Natural Gas Futures NG July 2020 contracts, expiring June 2020	331,520	13	(10,290)	(0.25)
Total Open Futures Contracts*	$4,633,186	166	$(540,026)	(13.18)

United States 12 Month Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)(Continued)

At June 30, 2019

	Principal Amount	Market Value	% of Partners' Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.47%, 7/05/2019	$100,000	$99,973	2.44
2.48%, 7/11/2019	200,000	199,864	4.88
2.47%, 7/18/2019	100,000	99,885	2.44
2.47%, 7/25/2019	100,000	99,837	2.44
2.48%, 8/01/2019	200,000	199,578	4.87
2.46%, 8/08/2019	100,000	99,744	2.43
2.47%, 8/15/2019	200,000	199,390	4.86
2.47%, 8/22/2019	100,000	99,648	2.43
2.48%, 8/29/2019	100,000	99,599	2.43
2.48%, 9/05/2019	100,000	99,551	2.43
2.48%, 9/12/2019	100,000	99,504	2.43
2.46%, 9/19/2019	100,000	99,460	2.43
2.41%, 9/26/2019	200,000	198,847	4.85
2.40%, 10/03/2019	100,000	99,380	2.42
2.41%, 10/10/2019	100,000	99,331	2.42
2.42%, 10/17/2019	100,000	99,283	2.42
2.40%, 10/24/2019	100,000	99,243	2.42
2.37%, 10/31/2019	100,000	99,207	2.42
2.40%, 11/07/2019	100,000	99,149	2.42
2.38%, 11/14/2019	100,000	99,110	2.42
2.37%, 11/21/2019	200,000	198,141	4.83
2.33%, 11/29/2019	100,000	99,033	2.42
2.20%, 12/05/2019	100,000	99,049	2.42
2.16%, 12/12/2019	100,000	99,025	2.42
2.15%, 12/19/2019	200,000	197,981	4.83
2.07%, 12/26/2019	100,000	98,989	2.42
Total Treasury Obligations		3,181,801	77.64

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	400,000	400,000	9.76
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	100,000	100,000	2.44
Total Money Market Funds		500,000	12.20
Total Cash Equivalents		$3,681,801	89.84

*	Collateral amounted to $1,098,128 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2019 and 2018

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(41,649)	$(57,654)	$(50,236)	$(424,071)
Change in unrealized gain (loss) on open futures contracts	(598,531)	175,824	(493,923)	583,201
Dividend income	2,896	5,381	6,798	12,895
Interest income*	22,529	20,224	46,165	38,819
ETF transaction fees	—	350	350	1,400

Total income (loss)	(614,755)	144,125	(490,846)	212,244

Expenses
General Partner management fees (Note 3)	8,330	11,705	17,426	26,076
Professional fees	22,157	16,582	44,072	36,246
Brokerage commissions	264	467	636	785
Directors' fees and insurance	215	338	543	753
License fees	167	234	349	521

Total expenses	31,133	29,326	63,026	64,381

Expense waiver (Note 3)	(21,137)	(15,329)	(42,114)	(33,091)

Net expenses	9,996	13,997	20,912	31,290

Net income (loss)	$(624,751)	$130,128	$(511,758)	$180,954
Net income (loss) per limited partnership share	$(1.39)	$0.20	$(1.15)	$0.23
Net income (loss) per weighted average limited partnership share	$(1.39)	$0.19	$(1.12)	$0.24
Weighted average limited partnership shares outstanding	450,000	670,879	454,972	753,591

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2019

	General Partner	Limited Partners	Total

Balances, at December 31, 2018	$—	$5,642,871	$5,642,871
Redemption of 100,000 partnership shares	—	(1,032,818)	(1,032,818)
Net income (loss)	—	(511,758)	(511,758)

Balances, at June 30, 2019	$—	$4,098,295	$4,098,295

Net Asset Value Per Share:
At December 31, 2018			$10.26
At June 30, 2019			$9.11

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2019 and 2018

	Six months ended June 30, 2019	Six months ended June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$(511,758)	$180,954
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	493,923	(583,201)
(Increase) decrease in receivable from General Partner	17,842	28,622
(Increase) decrease in dividends receivable	1,641	546
(Increase) decrease in interest receivable	114	(120)
(Increase) decrease in directors' fees and insurance receivable	(270)	(356)
(Increase) decrease in other assets	216	—
Increase (decrease) in payable due to Broker	(81,581)	—
Increase (decrease) in General Partner management fees payable	(787)	(1,321)
Increase (decrease) in professional fees payable	(22,005)	(38,745)
Increase (decrease) in brokerage commissions payable	—	(250)
Increase (decrease) in directors' fees and insurance payable	(641)	—
Increase (decrease) in license fees payable	—	(87)
Net cash provided by (used in) operating activities	(103,306)	(413,958)

Cash Flows from Financing Activities:
Addition of partnership shares	—	—
Redemption of partnership shares	(1,032,818)	(2,343,741)
Net cash provided by (used in) financing activities	(1,032,818)	(2,343,741)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,136,124)	(2,757,699)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	5,763,922	8,918,876
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$4,627,798	$6,161,177

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$3,529,670	$5,623,228
Equity in Trading Accounts:
Cash and Cash Equivalents	1,098,128	537,949
Total Cash, Cash Equivalents and Equity in Trading Accounts	$4,627,798	$6,161,177

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2019 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of June 30, 2019, UNL held 166 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

USCF is also the sponsor of the United States Commodity Index Funds Trust, a Delaware statutory trust, and each of its series, the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the USCF Crescent Crypto Index Fund (“XBET”) and the United States Agriculture Index Fund (“USAG”). USAG was liquidated in 2018. USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017.

All funds listed previously, other than XBET, USAG, DNO and UHN, are referred to collectively herein as the “Related Public Funds.”

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2019, UNL had registered a total of 30,000,000 shares.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. UNL is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2015. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2019.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2019.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2019 and 2018, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2019 are estimated to be a total of $1,200 for UNL and, in the aggregate for UNL and the Related Public Funds, $543,500.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI, CPER, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2019 and 2018, UNL incurred $349 and $521, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL's audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $75,000 for the year ending December 31, 2019. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2019, USCF waived $42,114 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Total commissions accrued to brokers	$636	$785
Total commissions as annualized percentage of average total net assets	0.03%	0.02%
Commissions accrued as a result of rebalancing	$538	$565
Percentage of commissions accrued as a result of rebalancing	84.59%	71.97%
Commissions accrued as a result of creation and redemption activity	$98	$220
Percentage of commissions accrued as a result of creation and redemption activity	15.41%	28.03%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was due primarily to a lower number of natural gas futures contracts being held and traded.

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

All of the futures contracts held by UNL through June 30, 2019 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL's cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2019 and December 31, 2018, UNL held investments in money market funds in the amounts of $500,000 and $1,600,000, respectively. UNL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2019 and December 31, 2018, UNL held cash deposits and investments in Treasuries in the amounts of $4,127,798 and $4,163,922, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2019 and 2018 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2019 (Unaudited)	For the six months ended June 30, 2018 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$10.26	$9.26
Total income (loss)	(1.10)	0.27
Net expenses	(0.05)	(0.04)
Net increase (decrease) in net asset value	(1.15)	0.23
Net asset value, end of period	$9.11	$9.49

Total Return	(11.21)%	2.48%

Ratios to Average Net Assets
Total income (loss)	(10.48)%	3.03%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	1.96%	1.10%
Expenses waived*	(1.81)%	(0.95)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	(10.92)%	2.58%

*	Annualized.

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

The following table summarizes the valuation of UNL’s securities at June 30, 2019 using the fair value hierarchy:

At June 30, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$3,681,801	$3,681,801	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(540,026)	(540,026)	—	—

During the six months ended June 30, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNL’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$5,577,527	$5,577,527	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(46,103)	(46,103)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2019	Fair Value At December 31, 2018
Futures - Commodity Contracts	Assets	$(540,026)	$(46,103)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2019		For the six months ended June 30, 2018
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(50,236)		$(424,071)

	Change in unrealized gain (loss) on open positions		$(493,923)		$583,201

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

UNL has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and UNL assumes no obligation to update any such forward-looking statements. Although UNL undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that UNL may make directly to them or through reports that UNL files in the future with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. As of June 30, 2019, UNL held 166 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the six months ended June 30, 2019, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the six months ended June 30, 2019, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015 the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC adopted margin rules for security-based swap dealers and major security-based swap participants on June 21, 2019. The SEC’s margin rules are generally aligned with the Final Margin Rules and the CFTC’s margin rules, but they differ in a few key respects relating to timing for compliance and the manner in which initial margin must be segregated. UNL does not currently engage in security-based swap transactions and, therefore, the SEC’s margin rules are not expected to apply to UNL.

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

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2019. The average price of the Benchmark Futures Contracts started the period at $2.805 per million British thermal shares (“MMBtu”). The high of the period was on January 14, 2019 when the average price of the Benchmark Futures Contracts reached $3.051 per MMBtu. The average low price of the period was on June 20, 2019 when the average price of the Benchmark Futures Contracts dropped to $2.375 per MMBtu. The period ended with the average price of the Benchmark Futures Contracts at $2.465 per MMBtu, a decrease of approximately (12.12)% over the period. UNL’s per share NAV began the period at $10.26 and ended the period at $9.11 on June 30, 2019, a decrease of approximately (11.21)% over the period. UNL’s per share NAV reached its high for the period on January 14, 2019 at $11.16 and reached its low for the period on June 20, 2019 at $8.77. The average Benchmark Futures Contracts prices listed above began with the February 2019 to January 2020 contracts and ended with the August 2019 to July 2020 contracts. The decrease of approximately (12.12)% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL's Benchmark.”

During the six months ended June 30, 2019, the natural gas futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month natural gas futures contract is typically lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is typically higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNL has not registered any subsequent offerings of its shares. As of June 30, 2019, UNL had issued 5,600,000 shares, 450,000 of which were outstanding. As of June 30, 2019, there were 24,400,000 shares registered but not yet issued.

More shares may have been issued by UNL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UNL cannot be resold by UNL. As a result, UNL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2019, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Average daily total net assets	$4,685,340	$7,011,195
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$52,963	$51,714
Annualized yield based on average daily total net assets	2.28%	1.49%
Management fee	$17,426	$26,076
Total fees and other expenses excluding management fees	$45,600	$38,305
Total amount of the expense waiver	$42,114	$33,091
Expenses before allowance for the expense waiver	$63,026	$64,381
Expenses after allowance for the expense waiver	$20,912	$31,290
Total commissions accrued to brokers	$636	$785
Total commissions as annualized percentage of average total net assets	0.03%	0.02%
Commissions accrued as a result of rebalancing	$538	$565
Percentage of commissions accrued as a result of rebalancing	84.59%	71.97%
Commissions accrued as a result of creation and redemption activity	$98	$220
Percentage of commissions accrued as a result of creation and redemption activity	15.41%	28.03%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2019, compared to the six months ended June 30, 2018 was due primarily to increased professional fees.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

For the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

	For the three months ended June 30, 2019	For the three months ended June 30, 2018
Average daily total net assets	$4,454,673	$6,259,815
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$25,425	$25,605
Annualized yield based on average daily total net assets	2.29%	1.64%
Management fee	$8,330	$11,705
Total fees and other expenses excluding management fees	$22,803	$17,621
Total amount of the expense waiver	$21,137	$15,329
Expenses before allowance for the expense waiver	$31,133	$29,326
Expenses after allowance for the expense waiver	$9,996	$13,997
Total commissions accrued to brokers	$264	$467
Total commissions as annualized percentage of average total net assets	0.02%	0.03%
Commissions accrued as a result of rebalancing	$264	$380
Percentage of commissions accrued as a result of rebalancing	100.00%	81.37%
Commissions accrued as a result of creation and redemption activity	$—	$87
Percentage of commissions accrued as a result of creation and redemption activity	—%	18.63%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2019, compared to the three months ended June 30, 2018 was due primarily to increased professional fees.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was due primarily to a lower number of futures contracts being held and traded.

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

For the 30-valuation days ended June 30, 2019, the simple average daily change in the average of the prices of the Benchmark Futures Contracts was (0.398)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.392)%. The average daily difference was 0.006% (or 0.6 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average of the price the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was 0.938%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to June 30, 2019, the simple average daily change in the average price of the Benchmark Futures Contracts was (0.055)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.056)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (0.018)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2019. The second graph measures monthly changes since June 30, 2014 through June 30, 2019.

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

For the six months ended June 30, 2019, the actual total return of UNL as measured by changes in its per share NAV was (11.21)%. This is based on an initial per share NAV of $10.26 as of December 31, 2018 and an ending per share NAV as of June 30, 2019 of $9.11. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $9.05 as of June 30, 2019, for a total return over the relevant time period of (11.79)%. The difference between the actual per share NAV total return of UNL of (11.21)% and the expected total return based on the Benchmark Futures Contracts of (11.79)% was an error over the time period of 0.58%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the six months ended June 30, 2018, the actual total return of UNL as measured by changes in its per share NAV was 2.48%. This was based on an initial per share NAV of $9.26 as of December 31, 2017 and an ending per share NAV as of June 30, 2018 of $9.49. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $9.46 as of June 30, 2018, for a total return over the relevant time period of 2.16%. The difference between the actual per share NAV total return of UNL of 2.48% and the expected total return based on the Benchmark Futures Contracts of 2.16% was an error over the time period of 0.32%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact UNL's ability to accurately track Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the average price of the Benchmark Futures Contracts. During the six months ended June 30, 2019, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL's attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2019. Interest payments, and any other income, were retained within the portfolio and added to UNL's NAV. When this income exceeds the level of UNL's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may stagnate over the near future from historical lows. It is anticipated that fees and expenses paid by UNL may continue to be lower than interest earned by UNL. As such, USCF anticipates that UNL could possibly outperform its benchmark so long as interest earned at least equals or exceeds the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts' total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Futures Contracts. During the six months ended June 30, 2019, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between June 30, 2009 and June 30, 2019. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the six months ended June 30, 2019, natural gas prices in the United States declined by 21.5%. Prices peaked in late January at $3.591 before falling to $2.166 by mid-June. Natural gas prices recovered slightly and ended the quarter at $2.308. Prices have averaged about $2.95 over the last three years and $3.00 over the last five years, and are currently below both of those levels. Natural gas has enjoyed dramatic gains during the last three winters due to cold-weather snaps in the U.S. that occurred during a period of lower than average natural gas storage. During the second quarter of 2019, storage levels were persistently below prior year average levels and five-year average levels, while in the second quarter of 2019, storage levels advanced relative to prior levels, ending 12.5% above the prior year average level and 5.4% below the five-year average. As of June 30, 2019, the amount of natural gas in storage was 2,471 billion cubic feet. While both domestic demand and U.S. exports of natural gas have increased, the robust ability of the U.S. energy industry to meet demand may continue to constrain natural gas prices unless periods of more extreme temperatures occur.

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

For the ten-year time period between June 30, 2009 and June 30, 2019, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
June 30, 2009 – June 30, 2019*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.399)	0.960	0.465	0.403	0.431	0.119
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.368)	(0.393)	(0.336)	(0.272)	(0.046)
Global Equities (FTSE World Index)			1.000	0.494	0.434	0.449	0.119
Crude Oil				1.000	0.779	0.643	0.073
Diesel-Heating Oil					1.000	0.665	0.099
Unleaded Gasoline						1.000	0.038
Natural Gas							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2019, the movement of natural gas was somewhat correlated with large cap U.S. equities and global equities. The movement of natural gas was somewhat negatively correlated with U.S. government bonds, crude oil, diesel-heating oil and unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
12 Months ended June 30, 2019*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.414)	0.985	0.630	0.590	0.578	0.332
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.394)	(0.381)	(0.537)	(0.229)	(0.255)
Global Equities (FTSE World Index)			1.000	0.642	0.592	0.584	0.245
Crude Oil				1.000	0.916	0.762	(0.270)
Diesel-Heating Oil					1.000	0.709	(0.252)
Unleaded Gasoline						1.000	(0.285)
Natural Gas							1.000

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL's account at its custodian bank and in Treasuries at the FCM. Income received from UNL's investments in money market funds and Treasuries is paid to UNL. During the six months ended June 30, 2019, UNL's expenses, pre expenses waiver, exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2019, UNL did not use other assets to pay expenses, post expense waiver. To the extent expenses exceed income, UNL's NAV will be negatively impacted.

UNL's investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2019, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of June 30, 2019, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $4,627,798 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2019, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL's financial position.

European Sovereign Debt

UNL had no direct exposure to European sovereign debt as of June 30, 2019 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2019, UNL's portfolio consisted of 166 Natural Gas Futures NG Contracts traded on the NYMEX. As of June 30, 2019, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL's current holdings, please see UNL's website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2019, UNL limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL did not redeem any baskets during the second quarter of the year ending December 31, 2019. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/19 to 4/30/19	—	—
5/1/19 to 5/31/19	—	—
6/1/19 to 6/30/19	—	—
Total	—

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

Date: August 13, 2019

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 13, 2019

