Form 10-K
period 2019-12-31
United States 12 Month Natural Gas Fund, LP
filed 2020-03-20
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2019 was: $4,099,500.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of United States 12 Month Natural Gas Fund, LP	UNL	NYSE Arca, Inc.

The registrant had 400,000 outstanding shares as of March 18, 2020.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”), which is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG (“Concierge”). Mr. Nicholas D. Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. USCF Advisers LLC serves as the investment adviser for the USCF SummerHaven SHPEN Index Fund (“BUYN”), the USCF SummerHaven SHPEI Index Fund (“BUY”) and USCF SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”), each a series of the USCF ETF Trust. USCF Advisers LLC also served as the investment adviser to the USCF Commodity Strategy Fund, a series of the USCF Mutual Funds Trust, which liquidated all of its assets and distributed cash pro rata to all remaining shareholders in March 2019. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF serves as general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Brent Oil Fund, LP (“BNO”). USCF previously served as the general partner for the United States Short Oil Fund, LP (“DNO”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), both of which were liquidated in 2018.

USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), and the USCF Crescent Crypto Index Fund (“XBET”), each a series of the United States Commodity Index Funds Trust (“USCIFT”). XBET is currently in registration and has not commenced operations. USCF previously served as the sponsor for the United States Agriculture Index Fund (“USAG”), which was liquidated in 2018.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which listed their shares on the NYSE Arca on July 20, 2017 under the ticker symbols “USOU” and “USOD”, respectively. Each of USOU and USOD liquidated all of its assets and distributed cash pro rata to all remaining shareholders in December 2019.

USO, UNG, UGA, UNL, USL, BNO, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in UNL may call 1.800.920.0259 or visit www.uscfinvestments.com or the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov.

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

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in a Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL could be ordered to reduce its Natural Gas NG Futures Contracts to below the 6,000 single month and/or 12,000 all month accountability level. As of December 31, 2019, UNL held 145 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. [For the year ended December 31, 2019, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contracts to expire to the next month contracts during a one-day period beginning two weeks from expiration of the contracts. For the year ended December 31, 2019, UNL did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Why Does UNL Purchase and Sell Futures Contracts?

UNL’s investment objective is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months, plus interest earned on UNL’s collateral holdings, less UNL’s expenses. When calculating the daily movement of the average price of the 12 Benchmark Futures Contracts, each contract month is equally weighted.

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

ALPS Distributors’ principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS Distributors is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”) and Securities Investor Protection Corporation.

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

On April 27, 2017, pursuant to an offer of settlement, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that RBC Capital engaged in EFRP transactions which failed to satisfy the Rules of the Chicago Board of Trade (the “Chicago Board of Trade”) in one or more ways. Specifically, the Panel found that RBC Capital traders entered into EFRP trades in which RBC Capital accounts were on both sides of the transactions. While the purpose of the transactions was to transfer positions between the RBC Capital accounts, the Panel found that the manner in which the trades occurred violated the Chicago Board of Trade’s prohibition on wash trades. The Panel found that RBC Capital thereby violated CBOT Rules 534 and (legacy) 538.B. and C. In accordance with the settlement offer, the Panel ordered RBC Capital to pay a $175,000 fine. On October 1, 2019, the CFTC issued an order filing and settling charges against RBCCM for the above activity, as well as related charges. The order required that RBCCM cease and desist from violating the applicable regulations, pay a $5 million civil monetary penalty, and comply with various conditions, including conditions regarding public statements and future cooperation with the CFTC.

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

Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada in the U.S., Canada and Israel. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in foreign exchange trading. Various regulators are also conducting inquiries regarding potential violations of law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s pending settlement with class plaintiffs. Certain institutional plaintiffs opted out of participating in the settlement and have brought their own claims. The Canadian class actions and one other U.S. action that is purportedly brought on behalf of different classes of plaintiffs also remain pending. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

On April 13, 2015, RBC Capital’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (“RBC Bahamas”), was charged in France with complicity in tax fraud. RBC Bahamas believes that its actions did not violate French law and contested the charge in the French court. The trial of this matter has concluded and a verdict was delivered on January 12, 2017, acquitting the company and the other defendants and on June 29, 2018, the French appellate court affirmed the acquittals. The acquittals are being appealed.

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

Thornburg Mortgage Inc. (“TMST”) and RBC Capital were parties to a master repurchase agreement executed in September 2003 whereby TMST financed its purchase of residential mortgage-backed securities. Upon TMST’s default during the financial crisis, RBC Capital valued TMST’s collateral at allegedly deflated prices. After TMST’s bankruptcy filing, TMST’s trustee brought suit against RBC Capital in 2011 for breach of contract. In 2015, TMST was awarded more than $45 million in damages. RBC Capital has appealed. The appeals court set a briefing schedule and simultaneously ordered the parties to participate in a mediation. The parties subsequently reached an agreement to settle the matter; a motion to approve the settlement was filed with the bankruptcy court on January 10, 2016 and granted on February 27, 2017.

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

Fees and Compensation Arrangements between UNL and Non-Affiliated Service Providers (3)

Service Provider	Compensation Paid by UNL
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	UNL pays this compensation.

New York Mercantile Exchange Licensing Fee (4) – 0.015% on all net assets.

(4)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. UNL is responsible for its pro rata share of the assets held by UNL and the Related Public Funds, other than BNO, USCI and CPER.

Expenses Paid or Accrued by UNL from Inception through December 31, 2019 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$1,563,283
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$70,135
Other Amounts Paid or Accrued(5):	$1,433,634
Total Expenses Paid or Accrued:	$3,067,052
Expenses Waived(6):	$(1,086,710)
Total Expenses Paid or Accrued Excluding Expenses Waived(6):	$1,980,342

(5)	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(6)	USCF has voluntarily agreed to pay certain expenses typically borne by UNL, to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by UNL from Inception through December 31, 2019 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.74% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.03% annualized
Other Amounts Paid or Accrued(7):	0.68% annualized
Total Expenses Paid or Accrued:	1.45% annualized
Expenses Waived(8):	(0.51)% annualized
Total Expenses Paid or Accrued Excluding Expenses Waived(8):	0.94% annualized

(7)	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(8)	USCF has voluntarily agreed to pay certain expenses typically borne by UNL, to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. UNL also pays the fees and expenses associated with its audit, tax accounting and reporting requirements. These fees were approximately $77,800 for the fiscal year ended December 31, 2019. In addition, UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ended December 31, 2019 were $556,951 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2019 was $1,096.

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

The Administrator calculates the per share NAV of UNL once each NYSE Arca trading day. The per share NAV for a normal trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the Futures Contracts traded on the NYMEX, but calculates or determines the value of all other UNL investments (including Futures Contracts not traded on the NYMEX, Other Natural Gas-Related Investments and Treasuries) using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time in accordance with the current Administrative Agency Agreement among BBH&Co., UNL and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by UNL in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of UNL (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by UNL, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay UNL a $350 transaction fee for each order they place to create or redeem one or more Creation Baskets or Redemption Baskets. Authorized Participants who make deposits with UNL in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UNL or USCF, and no such person will have any obligation or responsibility to USCF or UNL to effect any sale or resale of shares. As of December 31, 2019, 10 Authorized Participants had entered into agreements with USCF on behalf of UNL. During the year ended December 31, 2019, UNL did not issue any Creation Baskets and redeemed 3 Redemption Baskets.

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

Creation and Redemption Transaction Fee

To compensate UNL for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to UNL per order to create or redeem baskets, regardless of the number of baskets in such order. Authorized Participants pay UNL a $350 transaction fee for each order they place to create or redeem one or more Creation Baskets or Redemption Baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

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

Intellectual Property

USCF owns trademark registrations for the UNITED STATES 12 MONTH NATURAL GAS FUND (U.S. Reg. No. 3783071) for “Financial investment services in the field of natural gas futures contracts, cash-settled options on natural gas futures contracts, forward contracts for natural gas, over-the-counter transactions based on the price of natural gas, and indices based on the foregoing,” in use since November 18, 2009, and UNL UNITED STATES 12 MONTH NATURAL GAS FUND, LP (and 12 and Flame Design) (U.S. Reg. No. 4440925) for “Financial investment services in the field of natural gas futures contracts, cash-settled options on natural gas futures contracts, forward contracts for natural gas, over-the-counter transactions based on the price of natural gas, and indices based on the foregoing,” in use since September 30, 2012. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

USCF owns trademark registrations for USCF (and Design) (U.S. Reg. No. 5127374) for “Fund investment services,” in use since April 10, 2016, USCF (U.S. Reg No. 5040755) for “Fund investment services,” in use since June 24, 2008, and INVEST IN WHAT’S REAL (U.S. Reg. No. 5450808) for “Fund investment services,” in use since April 2016. USCF relies upon these trademarks and service mark through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on UNL’s developments.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global crude oil, generally. Any of these factors could depress economic activity and could have a material adverse effect on UNL’s business, financial condition and results of operations, which in turn would negatively impact UNL and its shareholders.

Uncertainty about presidential administration initiatives could negatively impact UNL’s business, financial condition and results of operations.

The current presidential administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. Accordingly, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks. There has been a corresponding increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation, supply and demand for commodities (including crude oil), and other areas. Although UNL cannot predict the impact, if any, of these changes to UNL’s business, they could adversely affect UNL’s business, financial condition, operating results and cash flows.

Economic impacts due to Brexit.

In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”) and, following the House of Commons having passed a Brexit deal on December 20, 2019, the U.K. formally left the European Union on January 31, 2020. The U.K. is currently in a transition period until December 31, 2020, when agreements surrounding trade and other aspects of the U.K.’s future relationship with the European Union will need to be finalized. Until such agreements are finalized, there will be political and economic uncertainty in the United Kingdom and the European Union. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. commodity markets. Such disruptions could adversely impact the value of UNL’s investments.

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

OTC contracts that are not subject to clearing may be even less marketable than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and could adversely impact UNL’s ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

USCF’s Board of Directors currently consists of four Management Directors, each of whom are executive officers or employees of USCF, and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright Holdings, Inc. (“Wainwright”), which is the sole member of USCF. The sole shareholder of Wainwright is Concierge Technologies, Inc., a company publicly traded under the ticker symbol “CNCG” (“Concierge”). Mr. Nicholas D. Gerber along with certain family members and certain other shareholders, owns the majority of the shares in Concierge, which is the sole shareholder of Wainwright, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and UNL, including their regulatory obligations.

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

The failure or bankruptcy of a futures commission merchant or clearing house could result in a substantial loss of UNL’s assets and could impair UNL in its ability to execute trades.

The Commodity Exchange Act and CFTC regulations impose several requirements on FCMs and clearing houses that are designed to protect customers, including mandating the implementation of risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs. In particular, the Commodity Exchange Act and CFTC regulations require FCM and clearing houses to segregate all funds received from customers from proprietary assets. There can be no assurance that the requirements imposed by the Commodity Exchange Act and CFTC regulations will prevent losses to, or not materially adversely affect, UNL or its investors.

In particular, in the event of an FCM’s or clearing house’s bankruptcy, UNL could be limited to recovering either a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts or UNL may not recover any assets at all. UNL may also incur a loss of any unrealized profits on its open and closed positions. This is because if such a bankruptcy were to occur, UNL would be afforded the protections granted to customers of an FCM, and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or an Exchange’s clearing house if the customer property held by the FCM or the Exchange’s clearing house is insufficient to satisfy all customer claims.

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

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, UNL is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events such as a cyber-attack against UNL, a natural catastrophe, an industrial accident, failure of UNL’s disaster recovery systems, or consequential employee error. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of UNL’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of UNL shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. Adverse effects can become particularly acute if those events affect UNL’s electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

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

As of December 31, 2019, UNL had approximately 879 holders of shares.

Dividends

UNL has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 1 basket (comprising 50,000 shares) and 3 baskets (comprising 150,000 shares) for the three and twelve months ended December 31, 2019, respectively. Monthly redemptions for the last three months are detailed below.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/1/19 to 10/31/19	—	$—
11/1/19 to 11/30/19	—	$—
12/1/19 to 12/31/19	50,000	$8.44
Total	50,000

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2019, 2018, 2017, 2016 and 2015)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Total assets	$3,434	$5,781	$8,414	$18,661	$13,211
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(869)	$510	$(3,137)	$2,943	$(4,425)
Net income (loss)	$(814)	$567	$(3,146)	$2,869	$(4,548)
Weighted average limited partnership shares	452,329	671,507	1,027,534	1,387,568	1,305,753
Net income (loss) per share	$(1.83)	$1.00	$(2.49)	$2.03	$(3.97)
Net income (loss) per weighted average share	$(1.80)	$0.84	$(3.06)	$2.07	$(3.48)
Cash and cash equivalents at end of year	$2,991	$5,167	$7,218	$15,061	$11,220

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

UNL has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and UNL assumes no obligation to update any such forward-looking statements. Although UNL undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that UNL may make directly to them or through reports that UNL files in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

UNL, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of UNL is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes, in percentage terms, of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts for natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), plus interest earned on UNL’s collateral holdings less UNL’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted.

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

Price Movements

Natural gas futures prices were volatile during the year ended December 31, 2019 and exhibited moderate daily swings along with an uneven downward trend during the year. The average price of the Benchmark Futures Contracts started the year at $2.805 per million British thermal shares (“MMBtu”). The high of the year was on January 14, 2019 when the average price of the Benchmark Futures Contracts reached $3.051 per MMBtu. The average low price of the year was on November 29, 2019 when the average price of the Benchmark Futures Contracts dropped to $2.268 per MMBtu. The year ended with the average price of the Benchmark Futures Contracts at $2.330 per MMBtu, a decrease of approximately (16.93)% over the year. UNL’s per share NAV began the year at $10.26 and ended the year at $8.43 on December 31, 2019, a decrease of approximately (17.84)% over the year. UNL’s per share NAV reached its high for the year on January 14, 2019 at $11.16 and reached its low for the year on December 24, 2019 at $8.28. The average Benchmark Futures Contracts prices listed above began with the February 2019 to January 2020 contracts and ended with the February 2020 to January 2021 contracts. The decrease of approximately (16.93)% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL's Benchmark.”

During the year ended December 31, 2019, the natural gas futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNL has not registered any subsequent offerings of its shares. As of December 31, 2019, UNL had issued 5,600,000 shares, 400,000 of which were outstanding. As of December 31, 2019, there were 24,400,000 shares registered but not yet issued.

More shares may have been issued by UNL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UNL cannot be resold by UNL. As a result, UNL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2019, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, JP Morgan Securities, Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018; and for the Year Ended December 31, 2018, Compared to the Year Ended December 31, 2017

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Per share net asset value, end of year	$8.43	$10.26	$9.26
Average daily total net assets	$4,339,278	$6,425,212	$10,507,375
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$92,617	$111,090	$80,843
Annualized yield based on average daily total net assets	2.13%	1.73%	0.77%
Management fee	$32,545	$48,189	$78,805
Total fees and other expenses excluding management fees	$80,812	$69,594	$77,473
Total amount of the expense waiver	$74,303	$59,956	$61,713
Expenses before allowance for the expense waiver	$113,357	$117,783	$156,278
Expenses after allowance for the expense waiver	$39,054	$57,827	$94,565
Total commissions accrued to brokers	$1,231	$1,334	$2,209
Total commissions as annualized percentage of average total net assets	0.03%	0.02%	0.02%
Commissions accrued as a result of rebalancing	$1,084	$823	$1,605
Percentage of commissions accrued as a result of rebalancing	88.06%	61.69%	72.66%
Commissions accrued as a result of creation and redemption activity	$147	$511	$604
Percentage of commissions accrued as a result of creation and redemption activity	11.94%	38.31%	27.34%

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

The decrease in the per share NAV for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due primarily to lower prices for natural gas and the related decrease in the value of the Natural Gas Futures Contracts in which UNL held and traded; and the increase in the per share NAV for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to higher prices for natural gas and the related increase in the value of the Natural Gas Futures Contracts in which UNL held and traded.

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2019, compared to the year ended December 31, 2018; and were higher during the year ended December 31, 2018, compared to the year ended December 31, 2017. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the year ended December 31, 2019, compared to the year ended December 31, 2018; and was higher during the year ended December 31, 2018 compared to the year ended December 31, 2017. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2019, compared to the year ended December 31, 2018 was due primarily to increased professional fees; and the decrease in total fees and other expenses excluding management fees for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to UNL’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded; and the decrease in total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to lower number of Natural Gas Futures Contracts being held and traded.

For the Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018; and for the Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

	For the Three Months Ended December 31, 2019	For the Three Months Ended December 31, 2018	For the Three Months Ended December 31, 2017
Per share net asset value, end of period	$8.43	$10.26	$9.26
Average daily total net assets	$3,955,511	$5,887,451	$8,516,446
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$17,876	$31,143	$23,373
Annualized yield based on average daily total net assets	1.79%	2.10%	1.09%
Management fee	$7,478	$11,130	$16,099
Total fees and other expenses excluding management fees	$17,597	$17,092	$20,383
Total amount of the expense waiver	$16,101	$14,866	$17,165
Expenses before allowance for the expense waiver	$25,075	$28,222	$36,482
Expenses after allowance for the expense waiver	$8,974	$13,356	$19,317
Total commissions accrued to brokers	$283	$115	$605
Total commissions as annualized percentage of average total net assets	0.03%	0.01%	0.03%
Commissions accrued as a result of rebalancing	$234	$(86)	$475
Percentage of commissions accrued as a result of rebalancing	82.69%	(74.78)%	78.51%
Commissions accrued as a result of creation and redemption activity	$49	$201	$130
Percentage of commissions accrued as a result of creation and redemption activity	17.31%	174.78%	21.49%

The decrease in the per share NAV for the three months ended December 31, 2019, compared to the three months ended December 31, 2018, was due primarily to lower prices for natural gas and the related decrease in the value of the Natural Gas Futures Contracts in which UNL held and traded; and the increase in the per share NAV for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to higher prices for natural gas and the related increase in the value of the Natural Gas Futures Contracts in which UNL held and traded.

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were lower during the three months ended December 31, 2019, compared to the three months ended December 31, 2018; and were higher during the three months ended December 31, 2018, compared to the three months ended December 31, 2017. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was lower during the three months ended December 31, 2019, compared to the three months ended December 31, 2018; and was higher during the three months ended December 31, 2018 compared to the three months ended December 31, 2017. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the three months ended December 31, 2019, compared to the three months ended December 31, 2018 was due primarily to increased professional fees; and the decrease in total fees and other expenses excluding management fees for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to UNL’s smaller size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended December 31, 2019, compared to the three months ended December 31, 2018, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded; and the decrease in total commissions accrued to brokers for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to lower number of futures contracts being held and traded.

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

For the 30-valuation days ended December 31, 2019, the simple average daily change in the average of the prices of the Benchmark Futures Contracts was (0.280)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.282)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average of the price the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was 2.831%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UNL’s per share NAV versus the daily movement of the Benchmark Futures Contracts for the 30-valuation day period ended December 31, 2019, the last trading day in December. The second chart below shows the monthly total returns of UNL as compared to the monthly value of the Benchmark Futures Contracts for the five years ended December 31, 2019.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to December 31, 2019, the simple average daily change in the average price of the Benchmark Futures Contracts was (0.055)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.056)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was 0.033%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2019, the actual total return of UNL as measured by changes in its per share NAV was (17.84)%. This is based on an initial per share NAV of $10.26 as of December 31, 2018 and an ending per share NAV as of December 31, 2019 of $8.43. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $8.33 as of December 31, 2019, for a total return over the relevant time period of (18.81)%. The difference between the actual per share NAV total return of UNL of (17.84)% and the expected total return based on the Benchmark Futures Contracts of (18.81)% was an error over the time period of 0.97%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the year ended December 31, 2018, the actual total return of UNL as measured by changes in its per share NAV was 10.80%. This was based on an initial per share NAV of $9.26 as of December 31, 2017 and an ending per share NAV as of December 31, 2018 of $10.26. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $10.17 as of December 31, 2018, for a total return over the relevant time period of 9.83%. The difference between the actual per share NAV total return of UNL of 10.80% and the expected total return based on the Benchmark Futures Contracts of 9.83% was an error over the time period of 0.97%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the year ended December 31, 2017, the actual total return of UNL as measured by changes in its per share NAV was (21.19)%. This was based on an initial per share NAV of $11.75 on December 31, 2016 and an ending per share NAV as of December 31, 2017 of $9.26. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $9.22 as of December 31, 2017, for a total return over the relevant time period of (21.53)%. The difference between the actual per share NAV total return of UNL of (21.19)% and the expected total return based on the Benchmark Futures Contracts of (21.53)% was an error over the time period of 0.34%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact UNL's ability to accurately track Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the average price of the Benchmark Futures Contracts. During the year ended December 31, 2019, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL's attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2019. Interest payments, and any other income, were retained within the portfolio and added to UNL's NAV. When this income exceeds the level of UNL's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future from historical lows. However, it is anticipated that fees and expenses paid by UNL may continue to be lower than interest earned by UNL. As such, USCF anticipates that UNL could possibly outperform its benchmark so long as interest earned at least equals or exceeds the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts' total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Futures Contracts. During the year ended December 31, 2019, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between December 31, 2009 and December 31, 2019. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas futures contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within the relatively short period of time of less than one year. However, at the end of November 2014, global natural gas inventories grew rapidly after two years of mild winters and the market was primarily in contango through 2019.

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

Natural Gas Market. During the year ended December 31, 2019, natural gas prices in the United States declined by 25.54%. Prices peaked in late January at $3.591 before falling to $2.070 by early August. Natural gas prices recovered slightly and ended the year at $2.189. Prices have averaged about $2.87 over the last three years and $2.76 over the last five years, and are currently below both of those levels. Natural gas has enjoyed dramatic gains during the last three winters due to cold-weather snaps in the U.S. that occurred during a period of lower than average natural gas storage. During the second half of 2019, storage levels were persistently above and rising relative to prior year average levels and also approached, and briefly rose above, five-year average levels. By year-end, the amount of natural gas in storage was 3,254 billion cubic feet, 19.8% above 2018 levels and 2.4% below the five year average. While both domestic demand and U.S. exports of natural gas have increased, the robust ability of the U.S. energy industry to meet demand may continue to constrain natural gas prices unless periods of more extreme temperatures occur.

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

For the ten-year time period between December 31, 2009, and December 31, 2019, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
December 31, 2009 - December 31, 2019*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.437)	0.960	0.496	0.422	0.460	0.110
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.403)	(0.395)	(0.343)	(0.290)	(0.026)
Global Equities (FTSE World Index)			1.000	0.524	0.452	0.481	0.106
Crude Oil				1.000	0.778	0.650	0.063
Diesel-Heating Oil					1.000	0.668	0.094
Unleaded Gasoline						1.000	0.101
Natural Gas							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2019, the movement of natural gas was neither strongly correlated nor inversely correlated with crude oil, diesel-heating oil and unleaded gasoline. The movement of natural gas was somewhat correlated with large cap U.S. equities and global equities, and somewhat negatively correlated with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
12 Months ended December 31, 2019*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.576)	0.989	0.925	0.891	0.631	0.490
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.593)	(0.462)	(0.686)	(0.487)	(0.276)
Global Equities (FTSE World Index)			1.000	0.931	0.913	0.628	0.468
Crude Oil				1.000	0.912	0.714	0.260
Diesel-Heating Oil					1.000	0.682	0.314
Unleaded Gasoline						1.000	0.197
Natural Gas							1.000

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL's account at its custodian bank and in Treasuries at the FCM. Income received from UNL's investments in money market funds and Treasuries is paid to UNL. During the year ended December 31, 2019, UNL's expenses, pre expense waiver, exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2018, UNL's expenses exceeded, pre expense waiver, the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, UNL's NAV will be negatively impacted.

UNL's investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2019, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of December 31, 2019, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $3,794,705 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2019, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL's financial position.

European Sovereign Debt

UNL had no direct exposure to European sovereign debt as of December 31, 2019 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

USCF pays the fees of the Marketing Agent and the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNL's financial statements and its SEC, NFA and CFTC reports. USCF and UNL have also entered into a licensing agreement with the NYMEX pursuant to which UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. UNL also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by UNL to the extent that such expenses exceeded 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Financial Statements in Item 8 of this annual report on Form 10-K.

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

As of December 31, 2019, UNL's portfolio consisted of 145 Natural Gas Futures NG Contracts traded on the NYMEX. As of December 31, 2019, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL's current holdings, please see UNL's website at www.uscfinvestments.com.

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

Item 8. Financial Statements and Supplementary Data.

United States 12 Month Natural Gas Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UNL's internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2019, UNL's internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States 12 Month Natural Gas Fund, LP

Opinions on the Financial Statements

We have audited the accompanying statements of financial condition of United States 12 Month Natural Gas Fund, LP (the “Fund”) as of December 31, 2019 and 2018, including the schedule of investments as of December 31, 2019 and 2018, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States 12 Month Natural Gas Fund, LP as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

March 20, 2020

United States 12 Month Natural Gas Fund, LP
Statements of Financial Condition
At December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $2,990,732 and $5,167,367, respectively) (Notes 2 and 5)	$2,990,732	$5,167,367
Equity in trading accounts:
Cash and cash equivalents (at cost $803,973 and $596,555, respectively)	803,973	596,555
Unrealized gain (loss) on open commodity futures contracts	(435,678)	(46,103)
Receivable from General Partner (Note 3)	74,302	59,956
Dividends receivable	658	2,579
Interest receivable	247	289
Prepaid insurance	120	—
Other assets	—	216

Total assets	$3,434,354	$5,780,859

Liabilities and Partners' Capital
Payable due to Broker	$—	$81,581
General Partner management fees payable (Note 3)	2,759	3,709
Professional fees payable	57,027	51,486
Brokerage commissions payable	571	571
Directors' fees payable	103	125
Insurance payable	—	516

Total liabilities	60,460	137,988

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	3,373,894	5,642,871
Total Partners' Capital	3,373,894	5,642,871

Total liabilities and partners' capital	$3,434,354	$5,780,859

Limited Partners' shares outstanding	400,000	550,000
Net asset value per share	$8.43	$10.26
Market value per share	$8.39	$10.33

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Schedule of Investments

At December 31, 2019

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2020 contracts, expiring January 2020	$372,317	12	$(109,637)	(3.25)
NYMEX Natural Gas Futures NG March 2020 contracts, expiring February 2020	355,883	12	(96,923)	(2.87)
NYMEX Natural Gas Futures NG April 2020 contracts, expiring March 2020	318,189	12	(60,309)	(1.79)
NYMEX Natural Gas Futures NG May 2020 contracts, expiring April 2020	337,171	13	(52,731)	(1.56)
NYMEX Natural Gas Futures NG June 2020 contracts, expiring May 2020	311,571	12	(42,051)	(1.25)
NYMEX Natural Gas Futures NG July 2020 contracts, expiring June 2020	306,018	12	(29,658)	(0.88)
NYMEX Natural Gas Futures NG August 2020 contracts, expiring July 2020	303,009	12	(24,729)	(0.73)
NYMEX Natural Gas Futures NG September 2020 contracts, expiring August 2020	277,911	12	(591)	(0.02)
NYMEX Natural Gas Futures NG October 2020 contracts, expiring September 2020	294,317	12	(12,797)	(0.38)
NYMEX Natural Gas Futures NG November 2020 contracts, expiring October 2020	291,221	12	19	0.00 *
NYMEX Natural Gas Futures NG December 2020 contracts, expiring November 2020	323,237	12	(10,877)	(0.32)
NYMEX Natural Gas Futures NG January 2021 contracts, expiring December 2020	321,794	12	4,606	0.14
Total Open Futures Contracts**	$3,812,638	145	$(435,678)	(12.91)

United States 12 Month Natural Gas Fund, LP
Schedule of Investments (Continued)
At December 31, 2019

	Principal Amount	Market Value	% of Partners' Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.05%, 1/02/2020	$100,000	$99,994	2.96
2.03%, 1/09/2020	200,000	199,911	5.93
2.01%, 1/16/2020	100,000	99,917	2.96
2.04%, 1/23/2020	100,000	99,877	2.96
2.02%, 1/30/2020	100,000	99,839	2.96
1.90%, 2/06/2020	100,000	99,812	2.96
1.87%, 2/13/2020	100,000	99,778	2.96
1.85%, 2/20/2020	100,000	99,745	2.96
1.85%, 2/27/2020	100,000	99,710	2.96
1.83%, 3/05/2020	200,000	199,354	5.91
1.84%, 3/19/2020	100,000	99,606	2.95
1.88%, 3/26/2020	200,000	199,122	5.90
1.70%, 4/02/2020	100,000	99,568	2.95
1.64%, 4/09/2020	100,000	99,552	2.95
1.60%, 4/16/2020	100,000	99,532	2.95
1.60%, 4/23/2020	100,000	99,501	2.95
1.59%, 4/30/2020	100,000	99,475	2.95
1.54%, 5/07/2020	100,000	99,462	2.95
1.55%, 5/14/2020	100,000	99,427	2.95
1.55%, 5/21/2020	100,000	99,399	2.95
1.58%, 5/28/2020	100,000	99,354	2.94
1.53%, 6/04/2020	100,000	99,346	2.94
1.53%, 6/11/2020	100,000	99,315	2.94
1.54%, 6/18/2020	100,000	99,284	2.94
1.57%, 6/25/2020	100,000	99,237	2.94
Total Treasury Obligations		2,789,117	82.67

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	400,000	400,000	11.86
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	100,000	100,000	2.96
Total Money Market Funds		500,000	14.82
Total Cash Equivalents		$3,289,117	97.49

*	Represents less than 0.005%.
**	Collateral amounted to $803,973 on open futures contracts.

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

United States 12 Month Natural Gas Fund, LP
Statements of Operations
For the years ended December 31, 2019, 2018 and 2017

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(479,014)	$(11,739)	$229,715
Change in unrealized gain (loss) on open futures contracts	(389,575)	522,819	(3,364,926)
Dividend income	11,525	24,807	27,445
Interest income*	81,092	86,283	53,398
ETF transaction fees	700	2,800	2,450

Total income (loss)	(775,272)	624,970	(3,051,918)

Expenses
General Partner management fees (Note 3)	32,545	48,189	78,805
Professional fees	77,834	65,849	71,759
Brokerage commissions	1,231	1,334	2,209
Directors' fees and insurance	1,096	1,447	1,929
License fees	651	964	1,576

Total expenses	113,357	117,783	156,278

Expense waiver (Note 3)	(74,303)	(59,956)	(61,713)

Net expenses	39,054	57,827	94,565

Net income (loss)	$(814,326)	$567,143	$(3,146,483)
Net income (loss) per limited partnership share	$(1.83)	$1.00	$(2.49)
Net income (loss) per weighted average limited partnership share	$(1.80)	$0.84	$(3.06)
Weighted average limited partnership shares outstanding	452,329	671,507	1,027,534

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP
Statements of Changes in Partners' Capital
For the years ended December 31, 2019, 2018 and 2017

	General Partner	Limited Partners	Total
Balances, at December 31, 2016	$—	$16,445,678	$16,445,678
Addition of 100,000 partnership shares	—	1,021,619	1,021,619
Redemption of 600,000 partnership shares	—	(5,986,374)	(5,986,374)
Net income (loss)	—	(3,146,483)	(3,146,483)

Balances, at December 31, 2017	—	8,334,440	8,334,440
Addition of 50,000 partnership shares	—	584,722	584,722
Redemption of 400,000 partnership shares	—	(3,843,434)	(3,843,434)
Net income (loss)	—	567,143	567,143

Balances, at December 31, 2018	—	5,642,871	5,642,871
Redemption of 150,000 partnership shares	—	(1,454,651)	(1,454,651)
Net income (loss)	—	(814,326)	(814,326)

Balances, at December 31, 2019	$—	$3,373,894	$3,373,894

Net Asset Value Per Share:
At December 31, 2016			$11.75
At December 31, 2017			$9.26
At December 31, 2018			$10.26
At December 31, 2019			$8.43

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP
Statements of Cash Flows
For the years ended December 31, 2019, 2018 and 2017

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$(814,326)	$567,143	$(3,146,483)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	389,575	(522,819)	3,364,926
(Increase) decrease in receivable from General Partner	(14,346)	1,757	40,379
(Increase) decrease in dividends receivable	1,921	(260)	(831)
(Increase) decrease in interest receivable	42	(201)	(88)
(Increase) decrease in prepaid insurance	(120)	253	(107)
(Increase) decrease in ETF transaction fees receivable	—	—	350
(Increase) decrease in other assets	216	(216)	—
Increase (decrease) in payable due to Broker	(81,581)	81,581	(2,099,689)
Increase (decrease) in General Partner management fees payable	(950)	(1,784)	(4,944)
Increase (decrease) in professional fees payable	5,541	(21,209)	(29,606)
Increase (decrease) in brokerage commissions payable	—	(610)	(620)
Increase (decrease) in directors' fees payable	(22)	(62)	(65)
Increase (decrease) in insurance payable	(516)	516	—
Increase (decrease) in license fees payable	—	(331)	(413)
Net cash provided by (used in) operating activities	(514,566)	103,758	(1,877,191)

Cash Flows from Financing Activities:
Addition of partnership shares	—	584,722	1,021,619
Redemption of partnership shares	(1,454,651)	(3,843,434)	(5,986,374)
Net cash provided by (used in) financing activities	(1,454,651)	(3,258,712)	(4,964,755)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,969,217)	(3,154,954)	(6,841,946)
Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	5,763,922	8,918,876	15,760,822
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$3,794,705	$5,763,922	$8,918,876
Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$2,990,732	$5,167,367	$7,217,601
Equity in Trading Accounts:
Cash and Cash Equivalents	803,973	596,555	1,701,275
Total Cash, Cash Equivalents and Equity in Trading Accounts	$3,794,705	$5,763,922	$8,918,876

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Financial Statements

For the years ended December 31, 2019, 2018 and 2017

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

United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of December 31, 2019, UNL held 145 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

UNL commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of UNL. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s and UGA’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “BNO” on June 2, 2010. USCF previously served as the general partner for the United States Short Oil Fund, LP (“DNO”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), both of which were liquidated in 2018.

USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the USCF Crescent Crypto Index Fund (“XBET”), each a series of the United States Commodity Index Funds Trust (“USCIFT”). USCF previously served as the sponsor for the United States Agricultural Index Fund (“USAG”) a series of USCIFT which was liquidated in 2018. XBET is currently in registration and has not commenced operations. USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which listed their shares on the NYSE Arca on July 20, 2017 under the ticker symbols “USOU” and “USOD”, respectively. Each of USOU and USOD liquidated all of its assets and distributed cash pro rata to all remaining shareholders in December 2019.

USO, UNG, UGA, UNL, USL, BNO, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

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

Authorized Participants pay UNL a $350 transaction fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UNL but rather at market prices quoted on such exchange.

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of December 31, 2019, UNL had registered a total of 30,000,000 shares.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2016. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2019.

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

Authorized Participants pay UNL a $350 transaction fee for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2019.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2019, 2018 and 2017, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ended December 31, 2019 were $556,951 for UNL and the Related Public Funds. UNL's portion of such fees and expenses for the year ended December 31, 2019 was $1,096. For the year ended December 31, 2018, these fees and expenses were $521,689 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2018 was $1,447. For the year ended December 31, 2017, these fees and expenses were $536,375 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2017 was $1,929.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2019, 2018 and 2017, UNL incurred $651, $964 and $1,576, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL's audit expenses and tax accounting and reporting requirements are paid by UNL. These costs were approximately $77,834 for the year ended December 31, 2019, approximately $65,000 for the year ended December 31, 2018 and approximately $72,000 for the year ended December 31, 2017. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2019, USCF waived $74,303 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, UNL entered into a brokerage agreement with RBC to serve as UNL's FCM effective October 10, 2013. The agreement with RBC requires it to provide services to UNL in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through RBC for UNL's account. In accordance with the agreement, RBC charges UNL commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UNL issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UNL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNL also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Total commissions accrued to brokers	$1,231	$1,334	$2,209
Total commissions as annualized percentage of average total net assets	0.03%	0.02%	0.02%
Commissions accrued as a result of rebalancing	$1,084	$823	$1,605
Percentage of commissions accrued as a result of rebalancing	88.06%	61.69%	72.66%
Commissions accrued as a result of creation and redemption activity	$147	$511	$604
Percentage of commissions accrued as a result of creation and redemption activity	11.94%	38.31%	27.34%

The decrease in total commissions accrued to brokers for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due primarily to a lower number of natural gas futures contracts being held and traded. The decrease in total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to lower number of futures contracts being held and traded. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by UNL through December 31, 2019 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL's cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2019 and December 31, 2018, UNL held investments in money market funds in the amounts of $500,000 and $1,600,000, respectively. UNL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of December 31, 2019 and December 31, 2018, UNL held cash deposits and investments in Treasuries in the amounts of $3,294,705 and $4,163,922, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2019, 2018 and 2017 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Per Share Operating Performance:
Net asset value, beginning of year	$10.26	$9.26	$11.75
Total income (loss)	(1.74)	1.09	(2.40)
Net expenses	(0.09)	(0.09)	(0.09)
Net increase (decrease) in net asset value	(1.83)	1.00	(2.49)
Net asset value, end of year	$8.43	$10.26	$9.26

Total Return	(17.84)%	10.80%	(21.19)%

Ratios to Average Net Assets
Total income (loss)	(17.87)%	9.73%	(29.05)%
Management fees	0.75%	0.75%	0.75%
Total expenses excluding management fees	1.86%	1.08%	0.74%
Expenses waived	(1.71)%	(0.93)%	(0.59)%
Net expenses excluding management fees	0.15%	0.15%	0.15%
Net income (loss)	(18.77)%	8.83%	(29.95)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UNL.

NOTE 7 — QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2019 and 2018.

	First Quarter 2019	Second Quarter 2019	Third Quarter 2019	Fourth Quarter 2019
Total Income (Loss)	$123,909	$(614,755)	$(111,493)	$(172,933)
Total Expenses	31,893	31,133	25,256	25,075
Expense Waivers	(20,977)	(21,137)	(16,088)	(16,101)
Net Expenses	10,916	9,996	9,168	8,974
Net Income (Loss)	$112,993	$(624,751)	$(120,661)	$(181,907)
Net Income (Loss) per Share	$0.24	$(1.39)	$(0.27)	$(0.41)

	First Quarter 2018	Second Quarter 2018	Third Quarter 2018	Fourth Quarter 2018
Total Income (Loss)	$68,119	$144,125	$(21,437)	$434,163
Total Expenses	35,055	29,326	25,180	28,222
Expense Waivers	(17,762)	(15,329)	(11,999)	(14,866)
Net Expenses	17,293	13,997	13,181	13,356
Net Income (Loss)	$50,826	$130,128	$(34,618)	$420,807
Net Income (Loss) per Share	$0.03	$0.20	$(0.04)	$0.81

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

The following table summarizes the valuation of UNL’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$3,289,117	$3,289,117	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(435,678)	(435,678)	—	—

During the year ended December 31, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNL’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$5,577,527	$5,577,527	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(46,103)	(46,103)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2019	Fair Value At December 31, 2018
Futures - Commodity Contracts	Assets	$(435,678)	$(46,103)

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2019		For the year ended December 31, 2018		For the year ended December 31, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(479,014)		$(11,739)		$229,715

	Change in unrealized gain (loss) on open positions		$(389,575)		$522,819		$(3,364,926)

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, which changes certain fair value measurement disclosure requirements. The new ASU, in addition to other modifications and additions, removes the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the Funds’ policy for the timing of transfers between levels. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Fund has evaluated the implications of certain provisions of the ASU and has determined that there will be no material impacts to the financial statements.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UNL has no executive officers. Pursuant to the terms of the LP Agreement, UNL's affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	57	Management Director, Vice President
Andrew F Ngim	59	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	60	Management Director
John P. Love	48	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	56	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	61	Chief Compliance Officer
Ray W. Allen	63	Portfolio Manager
Kevin A. Baum	49	Chief Investment Officer, Portfolio Manager
Gordon L. Ellis	73	Independent Director
Malcolm R. Fobes III	55	Independent Director
Peter M. Robinson	62	Independent Director

Ray W. Allen, 63, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager since May 2015, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO since September 2009, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, and (4) USOU and USOD from July 2017 to December 2019. Mr. Allen also has served as the portfolio manager of (1) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, since October 2017, and (2) the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, since May 2018. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 49, has served as a Portfolio Manager of USCF since March 2016 and as the Chief Investment Officer of USCF since September 1, 2016. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved as an NFA principal and associated person of USCF since April 2016 and, as of January 2017, a branch manager of USCF. As of February 2017, he also is an associated person and branch manager of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 56, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc., the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 57, Vice President since May 15, 2015 and Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015 and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 26, 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNCG.” Concierge is the sole shareholder of Wainwright. Mr. Gerber also is the President and a director of Wainwright, a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. In the above roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 48, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love also is a director of Wainwright, a position he has held since December 2016. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 59, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (1) the Stock Split Index Fund from September 2014 to October 2017, and (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, both series of the USCF ETF Trust. Mr. Ngim also serves as the portfolio manager for three funds that are series of the USCF ETF Trust: (1) USCF SummerHaven SHPEI Index Fund from December 2017 to present, (2) USCF SummerHaven SHPEN Index Fund also from December 2017 to present, and (3) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund from May 2018 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 60, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 61, Chief Compliance Officer of USCF since February 2013. In addition, she served USCF as the General Counsel from May 2015 through April 2018 and the Assistant General Counsel from August 2011 through April 2015. Ms. Yu also served as the General Counsel of Concierge, the parent of Wainwright from November 2017 through December 2018. Ms. Yu has served as (1) Chief Compliance Officer of USCF Advisers and USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, (2) Chief AML Officer of USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, and (3) Chief Legal Officer of USCF Advisers and USCF ETF Trust from May 2015 through April 2018 and of USCF Mutual Funds Trust from October 2016 through April 2018. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 73, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 55, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 62, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Carolyn M. Yu and Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Carolyn M. Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in UNL. Ray W. Allen and Andrew F Ngim make trading and investment decisions for UNL. Ray W. Allen and Andrew F Ngim execute trades on behalf of UNL. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Mr. John P. Love, who also serves as USCF’s President and Chief Executive Officer. The Board’s responsibilities include (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of UNL’s independent auditors and the oversight of UNL’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and UNL’s customers, employees, suppliers and the communities impacted by UNL. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to UNL’s Corporate Governance Policy.

The Board believes that Mr. Love is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF as the President and CEO of USCF. Because of his background, he is most capable of effectively leading discussions and execution of new strategic objectives while facilitating information flow between USCF and the full Board, including the independent directors, which is essential to effective governance. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, UNL and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Love brings company-specific and industry-specific experience and expertise.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of USCF and persons who are beneficial owners of at least 10% of UNL’s shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of UNL’s shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of shares of UNL. To UNL’s knowledge, based upon a review of copies of reports furnished to it with respect to the fiscal year ended December 31, 2019 and upon the written representations of the directors and executive officers of USCF, all of such persons have filed all required reports.

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

UNL does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UNL and other entities controlled by USCF. UNL does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UNL pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.75% of average daily total net assets. For 2019, UNL accrued aggregate management fees of $32,545.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2019, by the directors of USCF. UNL’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2019 was $1,096.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$191	NA	NA	NA	$—	$—	$191
Gordon L. Ellis	$191	NA	NA	NA	$—	$—	$191
Malcolm R. Fobes III (1)	$229	NA	NA	NA	$—	$—	$229

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to UNL by its independent auditors for the last two fiscal years are as follows:

	2019	2018
Audit fees	$25,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$25,000	$25,000

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(6)	Third Amended and Restated Agreement of Limited Partnership.
3.3(8)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(9)	Description of Securities
10.1(3)	Authorized Participant Agreement.
10.2(4)	Marketing Agent Agreement.
10.3(5)	Amendment Agreement to the Marketing Agent Agreement.
10.4(2)	Second Amendment Agreement to the Marketing Agent Agreement.
10.5(4)	Custodian Agreement.
10.6(5)	Amendment Agreement to the Custodian Agreement.
10.7(4)	Administrative Agency Agreement.
10.8(5)	Amendment Agreement to the Administrative Agency Agreement.
10.10(7)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
23.1(9)	Consent of Independent Registered Public Accounting Firm.
31.1(9)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(9)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(9)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(9)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-144409) filed on July 6, 2007.

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2012, filed on March 26, 2013.

(3)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-144409) filed on November 2, 2009.

(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-144409) filed on September 24, 2009.

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 14, 2012.

(6)	Incorporated by reference to Registrant’s report on Form 8-K filed on December 15, 2017.

(7)	Incorporated by reference to Registrant’s report on Form 8-K filed on October 24, 2011.

(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2015, filed on March 24, 2016.

(9)	Filed herewith.

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

Date: March 20, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 20, 2020

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 20, 2020
Nicholas D. Gerber

/s/ John P. Love	Management Director	March 20, 2020
John P. Love

/s/ Andrew F Ngim	Management Director	March 20, 2020
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	March 20, 2020
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	March 20, 2020
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 20, 2020
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 20, 2020
Malcolm R. Fobes III