Form 10-Q
period 2020-03-31
United States 12 Month Natural Gas Fund, LP
filed 2020-05-14
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 450,000 outstanding shares as of May 12, 2020.

UNITED STATES 12 MONTH NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $2,490,391 and $2,990,732, respectively) (Notes 2 and 5)	$2,490,391	$2,990,732
Equity in trading accounts:
Cash and cash equivalents (at cost $908,142 and $803,973, respectively)	908,142	803,973
Unrealized gain (loss) on open commodity futures contracts	(402,186)	(435,678)
Receivable from General Partner (Note 3)	90,324	74,302
Dividends receivable	76	658
Interest receivable	109	247
Prepaid insurance	391	120

Total assets	$3,087,247	$3,434,354

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$2,258	$2,759
Professional fees payable	33,298	57,027
Brokerage commissions payable	451	571
Directors' fees payable	59	103

Total liabilities	36,066	60,460

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	3,051,181	3,373,894
Total Partners' Capital	3,051,181	3,373,894

Total liabilities and partners' capital	$3,087,247	$3,434,354

Limited Partners' shares outstanding	400,000	400,000
Net asset value per share	$7.63	$8.43
Market value per share	$7.67	$8.39

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2020

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG May 2020 contracts, expiring April 2020	$287,311	11	$(106,911)	(3.50)
NYMEX Natural Gas Futures NG June 2020 contracts, expiring May 2020	311,571	12	(100,851)	(3.31)
NYMEX Natural Gas Futures NG July 2020 contracts, expiring June 2020	280,517	11	(70,197)	(2.30)
NYMEX Natural Gas Futures NG August 2020 contracts, expiring July 2020	303,009	12	(65,649)	(2.15)
NYMEX Natural Gas Futures NG September 2020 contracts, expiring August 2020	254,751	11	(34,091)	(1.12)
NYMEX Natural Gas Futures NG October 2020 contracts, expiring September 2020	294,317	12	(45,917)	(1.51)
NYMEX Natural Gas Futures NG November 2020 contracts, expiring October 2020	266,953	11	(14,503)	(0.48)
NYMEX Natural Gas Futures NG December 2020 contracts, expiring November 2020	296,301	11	(8,651)	(0.28)
NYMEX Natural Gas Futures NG January 2021 contracts, expiring December 2020	321,794	12	6,886	0.23
NYMEX Natural Gas Futures NG February 2021 contracts, expiring January 2021	292,142	11	5,518	0.18
NYMEX Natural Gas Futures NG March 2021 contracts, expiring February 2021	271,840	11	14,600	0.48
NYMEX Natural Gas Futures NG April 2021 contracts, expiring March 2021	265,500	12	17,580	0.58
Total Open Futures Contracts*	$3,446,006	137	$(402,186)	(13.18)

United States 12 Month Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)(Continued)
At March 31, 2020

	Principal Amount	Market Value	% of Partners' Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.70%, 4/02/2020	$100,000	$99,995	3.28
1.64%, 4/09/2020	100,000	99,964	3.28
1.60%, 4/16/2020	100,000	99,934	3.28
1.60%, 4/23/2020	100,000	99,903	3.27
1.59%, 4/30/2020	100,000	99,873	3.27
1.54%, 5/07/2020	100,000	99,847	3.27
1.55%, 5/14/2020	100,000	99,816	3.27
1.55%, 5/21/2020	100,000	99,787	3.27
1.58%, 5/28/2020	100,000	99,751	3.27
1.53%, 6/04/2020	100,000	99,730	3.27
1.53%, 6/11/2020	100,000	99,700	3.27
1.54%, 6/18/2020	100,000	99,670	3.27
1.57%, 6/25/2020	100,000	99,632	3.27
1.54%, 7/02/2020	100,000	99,610	3.26
1.51%, 7/09/2020	100,000	99,587	3.26
1.54%, 7/16/2020	100,000	99,549	3.26
1.53%, 7/23/2020	100,000	99,524	3.26
1.53%, 7/30/2020	100,000	99,493	3.26
1.53%, 8/06/2020	100,000	99,464	3.26
1.52%, 8/13/2020	100,000	99,439	3.26
1.52%, 8/20/2020	100,000	99,409	3.26
1.42%, 8/27/2020	100,000	99,420	3.26
Total Cash Equivalents		$2,193,097	71.88

*	Collateral amounted to $908,142 on open futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2020 and 2019

	Three months ended March 31, 2020	Three months ended March 31, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(361,302)	$(8,587)
Change in unrealized gain (loss) on open futures contracts	33,492	104,608
Dividend income	958	3,902
Interest income*	11,093	23,636
ETF transaction fees	—	350

Total income (loss)	(315,759)	123,909

Expenses
General Partner management fees (Note 3)	5,794	9,096
Professional fees	16,699	21,915
Brokerage commissions	131	372
Directors' fees and insurance	236	328
License fees	116	182

Total expenses	22,976	31,893

Expense waiver (Note 3)	(16,022)	(20,977)

Net expenses	6,954	10,916

Net income (loss)	$(322,713)	$112,993
Net income (loss) per limited partnership share	$(0.80)	$0.24
Net income (loss) per weighted average limited partnership share	$(0.81)	$0.25
Weighted average limited partnership shares outstanding	400,000	460,000

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2020

	General Partner	Limited Partners	Total
Balances, at December 31, 2019	$—	$3,373,894	$3,373,894
Net income (loss)	—	(322,713)	(322,713)

Balances, at March 31, 2020	$—	$3,051,181	$3,051,181

Net Asset Value Per Share:
At December 31, 2019			$8.43
At March 31, 2020			$7.63

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2020 and 2019

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(322,713)	$112,993
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(33,492)	(104,608)
(Increase) decrease in receivable from General Partner	(16,022)	(20,976)
(Increase) decrease in dividends receivable	582	1,600
(Increase) decrease in interest receivable	138	(206)
(Increase) decrease in prepaid insurance	(271)	(29)
(Increase) decrease in other assets	—	(490)
Increase (decrease) in payable due to Broker	—	(81,581)
Increase (decrease) in General Partner management fees payable	(501)	(645)
Increase (decrease) in professional fees payable	(23,729)	(13,919)
Increase (decrease) in brokerage commissions payable	(120)	—
Increase (decrease) in directors' fees payable	(44)	(21)
Increase (decrease) in insurance payable	—	(516)
Net cash provided by (used in) operating activities	(396,172)	(108,398)

Cash Flows from Financing Activities:
Redemption of partnership shares	—	(1,032,818)
Net cash provided by (used in) financing activities	—	(1,032,818)

Net Increase (Decrease) in Cash and Cash Equivalents	(396,172)	(1,141,216)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	3,794,705	5,763,922
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$3,398,533	$4,622,706

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$2,490,391	$3,644,470
Equity in Trading Accounts:
Cash and Cash Equivalents	908,142	978,236
Total Cash, Cash Equivalents and Equity in Trading Accounts	$3,398,533	$4,622,706

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2020 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of March 31, 2020, UNL held 137 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

In addition, USCF was the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which listed their shares on the NYSE Arca on July 20, 2017 under the ticker symbols “USOU” and “USOD”, respectively. Each of USOU and USOD liquidated all of its assets and distributed cash pro rata to all remaining shareholders in December 2019.

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2020, UNL had registered a total of 30,000,000 shares.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2016. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2020.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2020 and 2019, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $1,000 for UNL and, in the aggregate for UNL and the Related Public Funds, $574,000.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2020 and 2019, UNL incurred $116 and $182, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL's audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $72,000 for the year ending December 31, 2020. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2020, USCF waived $16,022 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to UNL and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays BBH&Co. transaction fees ranging from $7 to $15 per transaction. The custody and transfer agency services rendered by BBH&Co. to UNL and each of the Related Public Funds terminated on March 31, 2020 and fund accounting and fund administration services rendered by BBH&Co. to UNL and each of the Related Public Funds will terminate on May 31, 2020 to allow for certain reporting and other services to continue in connection with the transition to The Bank of New York Mellon.

USCF has engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide UNL and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement.

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

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Total commissions accrued to brokers	$131	$372
Total commissions as annualized percentage of average total net assets	0.02%	0.03%
Commissions accrued as a result of rebalancing	$131	$274
Percentage of commissions accrued as a result of rebalancing	100.00%	73.66%
Commissions accrued as a result of creation and redemption activity	—	$98
Percentage of commissions accrued as a result of creation and redemption activity	—%	26.34%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to a lower number of natural gas futures contracts being held and traded.

NYMEX Licensing Agreement

UNL and the NYMEX entered into a licensing agreement on December 4, 2007, as amended on October 20, 2011, whereby UNL was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UNL expressly disclaims any association with the NYMEX or endorsement of UNL by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

All of the futures contracts held by UNL through March 31, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL's cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2020, UNL did not hold any investments in money market funds. As of December 31, 2019, UNL held investments in money market funds in the amount of $500,000. UNL also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2020 and December 31, 2019, UNL held cash deposits and investments in Treasuries in the amounts of $3,398,533 and $3,294,705, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNL's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2020 (Unaudited)	For the three months ended March 31, 2019 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$8.43	$10.26
Total income (loss)	(0.78)	0.26
Net expenses	(0.02)	(0.02)
Net increase (decrease) in net asset value	(0.80)	0.24
Net asset value, end of period	$7.63	$10.50

Total Return	(9.49)%	2.34%

Ratios to Average Net Assets
Total income (loss)	(10.16)%	2.52%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	2.22%	1.88%
Expenses waived*	(2.07)%	(1.73)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	(10.39)%	2.30%

*	Annualized.

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

The following table summarizes the valuation of UNL’s securities at March 31, 2020 using the fair value hierarchy:

At March 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$2,193,097	$2,193,097	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(402,186)	(402,186)	—	—

The following table summarizes the valuation of UNL’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$3,289,117	$3,289,117	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(435,678)	(435,678)	—	—

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2020	Fair Value At December 31, 2019
Futures - Commodity Contracts	Assets	$(402,186)	$(435,678)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2020		For the three months ended March 31, 2019
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(361,302)		$(8,587)

	Change in unrealized gain (loss) on open positions		$33,492		$104,608

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 — SUBSEQUENT EVENTS

UNL has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation resulted in the following disclosure.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Subsequently, COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious illness outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the UNL. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on UNL and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair UNL's ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of UNL's service providers, adversely affect the value and liquidity of UNL's investments, and negatively impact UNL's performance and your investment in UNL. The extent to which COVID-19 will affect UNL and UNL's service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of UNL's investments could be impacted adversely.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. As of March 31, 2020, UNL held 137 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the three months ended March 31, 2020, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the three months ended March 31, 2020, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets, which rules were recently re-proposed in January 2020 (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect UNL, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UNL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNL.

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

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2020. The average price of the Benchmark Futures Contracts started the period at $2.330 per million British thermal shares (“MMBtu”). The high of the period was on January 13, 2020 when the average price of the Benchmark Futures Contracts reached $2.337 per MMBtu. The average low price of the period was on February 28, 2020 when the average price of the Benchmark Futures Contracts dropped to $2.050 per MMBtu. The period ended with the average price of the Benchmark Futures Contracts at $2.223 per MMBtu, a decrease of approximately (4.59)% over the period. UNL’s per share NAV began the period at $8.43 and ended the period at $7.63 on March 31, 2020, a decrease of approximately (9.49)% over the period. UNL’s per share NAV reached its high for the period on January 10, 2020 at $8.46 and reached its low for the period on February 28, 2020 at $7.12. The average Benchmark Futures Contracts prices listed above began with the February 2020 to January 2021 contracts and ended with the May 2020 to March 2021 contracts. The decrease of approximately (4.59)% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL's Benchmark.”

During the three months ended March 31, 2020, the natural gas futures market experienced states of both contango and backwardation. When the market is in a state of contango, the price near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the price of the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNL has not registered any subsequent offerings of its shares. As of March 31, 2020, UNL had issued 5,600,000 shares, 400,000 of which were outstanding. As of March 31, 2020, there were 24,400,000 shares registered but not yet issued.

More shares may have been issued by UNL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UNL cannot be resold by UNL. As a result, UNL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2020, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Average daily total net assets	$3,107,057	$4,918,570
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$12,051	$27,538
Annualized yield based on average daily total net assets	1.56%	2.28%
Management fee	$5,794	$9,096
Total fees and other expenses excluding management fees	$17,182	$22,797
Total amount of the expense waiver	$16,022	$20,977
Expenses before allowance for the expense waiver	$22,976	$31,893
Expenses after allowance for the expense waiver	$6,954	$10,916
Total commissions accrued to brokers	$131	$372
Total commissions as annualized percentage of average total net assets	0.02%	0.03%
Commissions accrued as a result of rebalancing	$131	$274
Percentage of commissions accrued as a result of rebalancing	100.00%	73.66%
Commissions accrued as a result of creation and redemption activity	—	$98
Percentage of commissions accrued as a result of creation and redemption activity	—%	26.34%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was lower during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 was due primarily to UNL’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2020, the simple average daily change in the average of the prices of the Benchmark Futures Contracts was (0.060)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.054)%. The average daily difference was 0.006% (or 0.6 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average of the price the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (4.449)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to March 31, 2020, the simple average daily change in the average price of the Benchmark Futures Contracts was (0.057)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.058)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was 0.022%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2020. The second graph measures monthly changes since March 31, 2015 through March 31, 2020.

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

For the three months ended March 31, 2020, the actual total return of UNL as measured by changes in its per share NAV was (9.49)%. This is based on an initial per share NAV of $8.43 as of December 31, 2019 and an ending per share NAV as of March 31, 2020 of $7.63. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $7.60 as of March 31, 2020, for a total return over the relevant time period of (9.85)%. The difference between the actual per share NAV total return of UNL of (9.49)% and the expected total return based on the Benchmark Futures Contracts of (9.85)% was an error over the time period of 0.36%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the three months ended March 31, 2019, the actual total return of UNL as measured by changes in its per share NAV was 2.34%. This was based on an initial per share NAV of $10.26 as of December 31, 2018 and an ending per share NAV as of March 31, 2019 of $10.50. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $10.47 as of March 31, 2019, for a total return over the relevant time period of 2.05%. The difference between the actual per share NAV total return of UNL of 2.34% and the expected total return based on the Benchmark Futures Contracts of 2.05% was an error over the time period of 0.29%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact UNL's ability to accurately track Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the average price of the Benchmark Futures Contracts. During the three months ended March 31, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL's attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2020. Interest payments, and any other income, were retained within the portfolio and added to UNL's NAV. When this income exceeds the level of UNL's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future from historical lows. It is anticipated that fees and expenses paid by UNL may be higher than interest earned by UNL. As such, USCF anticipates that UNL could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts' total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Futures Contracts. During the three months ended March 31, 2020, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2010 and March 31, 2020. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas futures contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within the relatively short period of time of less than one year. However, at the end of November 2014, global natural gas inventories grew rapidly after two years of mild winters and the market was primarily in contango, with occasional periods of backwardation, particularly in the severe winter months of 2018 and 2019, through March 31, 2020.

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

Natural Gas Market. During the three months ended March 31, 2020, natural gas prices in the United States declined by 25.08%. Prices peaked in early January at $2.202 before falling to $1.602 by late March. Natural gas prices ended the quarter at $1.640. Prices have averaged about $2.77 over the last three years. During the first quarter of 2020, storage levels were persistently above and rising relative to prior year average and five-year average levels. By quarter-end, the amount of natural gas in storage was 1,986 billion cubic feet, 77% above 2019 levels and 17% above the five year average. While both domestic demand and U.S. exports of natural gas have increased, ample supplies have continued to constrain natural gas prices.

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

For the ten-year time period between March 31, 2010 and March 31, 2020, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
March 31, 2010 – March 31, 2020*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.444)	0.961	0.501	0.413	0.450	0.144
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.412)	(0.422)	(0.366)	(0.300)	(0.064)
Global Equities (FTSE World Index)			1.000	0.533	0.448	0.475	0.140
Crude Oil				1.000	0.785	0.651	0.100
Diesel-Heating Oil					1.000	0.669	0.136
Unleaded Gasoline						1.000	0.137
Natural Gas							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2020, the movement of natural gas was neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, crude oil and unleaded gasoline. The movement of natural gas was somewhat correlated with diesel-heating oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
12 Months ended March 31, 2020*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.627)	0.989	0.839	0.663	0.666	0.094
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.669)	(0.652)	(0.778)	(0.516)	(0.225)
Global Equities (FTSE World Index)			1.000	0.847	0.701	0.667	0.182
Crude Oil				1.000	0.899	0.843	0.226
Diesel-Heating Oil					1.000	0.716	0.356
Unleaded Gasoline						1.000	0.123
Natural Gas							1.000

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL's account at its custodian bank and in Treasuries at the FCM. Income received from UNL's investments in money market funds and Treasuries is paid to UNL. During the three months ended March 31, 2020, UNL's expenses, pre expense waiver, exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2020, UNL used other assets to pay expenses, post expense waiver. To the extent expenses exceed income, UNL's NAV will be negatively impacted.

UNL's investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2020, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of March 31, 2020, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $3,398,533 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2020, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL's financial position.

European Sovereign Debt

UNL had no direct exposure to European sovereign debt as of March 31, 2020 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of the Marketing Agent and certain of the fees of BBH&Co. through March 31, 2020, as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNL's condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020. Commencing April 1, 2020, USCF also pays BNY Mellon for fees for custody and transfer agency services as well as BNY Mellon’s fees for performing administrative services, including those in connection with the preparation of UNL's condensed financial statements and its SEC, NFA and CFTC reports. USCF and UNL have also entered into a licensing agreement with the NYMEX pursuant to which UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. UNL also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by UNL to the extent that such expenses exceeded 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2020, UNL's portfolio consisted of 137 Natural Gas Futures NG Contracts traded on the NYMEX. As of March 31, 2020, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL's current holdings, please see UNL's website at www.uscfinvestments.com.

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

During the three month reporting period ended March 31, 2020, UNL limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in UNL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 20, 2020.

COVID-19 Risk

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Subsequently, COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious illness outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the UNL. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on UNL and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair UNL's ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of UNL's service providers, adversely affect the value and liquidity of UNL's investments, and negatively impact UNL's performance and your investment in UNL. The extent to which COVID-19 will affect UNL and UNL's service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of UNL's investments could be impacted adversely.

An unanticipated number of creation requests during a short period of time could result in a shortage of shares.

While USCF makes every effort to predict and maintain an adequate amount of shares outstanding, if a substantial number of requests for Creation Baskets are received by UNL during a relatively short period of time that substantially differ from past creation volumes, due to market volatility or otherwise, including, for example, the occurrence of a pandemic like COVID-19, UNL may not have sufficient shares outstanding to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Baskets.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of UNL would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in UNL compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares' net asset value, which is also the price shares can be redeemed with UNL by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from UNL's investment objective. Any potential impact to the market in shares of UNL that could occur from the Authorized Participants inability to create new baskets would likely not extend beyond the time when additional shares would be registered and available for distribution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL did not redeem any baskets during the first quarter of the year ending December 31, 2020.

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

Date: May 14, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 14, 2020