Form 10-Q
period 2020-06-30
United States 12 Month Natural Gas Fund, LP
filed 2020-08-13
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Mt. Diablo Boulevard, Suite 640

Walnut Creek, California 94596

(Address of principal executive offices) (Zip Code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of United States 12 Month Natural Gas Fund, LP	UNL	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes    ☒ No

The registrant had 750,000 outstanding shares as of August 3, 2020.

United States 12 Month Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $4,043,457 and $2,990,732, respectively) (Notes 2 and 5)	$4,043,457	$2,990,732
Equity in trading accounts:
Cash and cash equivalents (at cost $636,143 and $803,973, respectively)	636,143	803,973
Unrealized gain (loss) on open commodity futures contracts	(157,130)	(435,678)
Receivable from General Partner (Note 3)	33,705	74,302
Dividends receivable	300	658
Interest receivable	–	247
Prepaid license fees	1,088	–
Prepaid insurance*	294	120

Total Assets	$4,557,857	$3,434,354

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$2,722	$2,759
Professional fees payable	27,559	57,027
Brokerage commissions payable	391	571
Directors’ fees payable*	3	103
Total Liabilities	30,675	60,460

Commitments and Contingencies (Notes 3, 4 & 5)

Partners' Capital
General Partners	–	–
Limited Partners	4,527,182	3,373,894
Total Partners' Capital	4,527,182	3,373,894

Total Liabilities and Partners' Capital	$4,557,857	$3,434,354

Limited Partners' shares outstanding	600,000	400,000
Net asset value per share	$7.55	$8.43
Market value per share	$7.58	$8.39

* Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2020

	Notional Amount	Number of Contracts	Fair Value/Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG August 2020 contracts, expiring July 2020	$339,577	15	$(76,927)	(1.70)
NYMEX Natural Gas Futures NG September 2020 contracts, expiring August 2020	348,242	16	(62,002)	(1.37)
NYMEX Natural Gas Futures NG October 2020 contracts, expiring September 2020	367,164	16	(65,244)	(1.44)
NYMEX Natural Gas Futures NG November 2020 contracts, expiring October 2020	360,555	15	(18,255)	(0.40)
NYMEX Natural Gas Futures NG December 2020 contracts, expiring November 2020	439,264	16	256	0.01
NYMEX Natural Gas Futures NG January 2021 contracts, expiring December 2020	443,128	16	18,152	0.40
NYMEX Natural Gas Futures NG February 2021 contracts, expiring January 2021	441,943	16	13,577	0.30
NYMEX Natural Gas Futures NG March 2021 contracts, expiring February 2021	387,807	15	23,043	0.51
NYMEX Natural Gas Futures NG April 2021 contracts, expiring March 2021	369,455	16	26,385	0.58
NYMEX Natural Gas Futures NG May 2021 contracts, expiring April 2021	396,120	16	(5,240)	(0.12)
NYMEX Natural Gas Futures NG June 2021 contracts, expiring May 2021	403,340	16	(6,220)	(0.14)
NYMEX Natural Gas Futures NG July 2021 contracts, expiring June 2021	383,855	15	(4,655)	(0.10)
Total Open Futures Contracts*	$4,680,450	188	$(157,130)	(3.47)

	Principal Amount	Market Value	% of Partners' Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.54%, 7/02/2020	$100,000	$99,996	2.21
1.52%, 7/09/2020	100,000	99,967	2.21
1.55%, 7/16/2020	100,000	99,936	2.21
1.53%, 7/23/2020	100,000	99,907	2.21
1.54%, 7/30/2020	100,000	99,878	2.21
1.54%, 8/06/2020	100,000	99,848	2.21
1.52%, 8/13/2020	100,000	99,820	2.20
1.53%, 8/20/2020	100,000	99,790	2.20
1.43%, 8/27/2020	100,000	99,777	2.20
Total United States Treasury Obligations		898,919	19.86

United States Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS, 0.15%#	2,650,110	2,650,110	58.54
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.10%#	790,237	790,236	17.45
Total United States Money Market Funds		3,440,346	75.99
Total Cash Equivalents		$4,339,265	95.85

#	Reflects the 7-day yield at June 30, 2020.
*	Collateral amounted to $636,143 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(331,877)	$(41,649)	$(693,179)	$(50,236)
Change in unrealized gain (loss) on open commodity futures contracts	245,056	(598,531)	278,548	(493,923)
Dividend income	626	2,896	1,584	6,798
Interest income*	5,781	22,529	16,874	46,165
ETF transaction fees	700	–	700	350
Total Income (Loss)	$(79,714)	$(614,755)	$(395,473)	$(490,846)

Expenses
General Partner management fees (Note 3)	$6,598	$8,330	$12,392	$17,426
Professional fees	18,773	22,157	35,472	44,072
Brokerage commissions	390	264	521	636
Directors' fees and insurance	151	215	387	543
License fees	132	167	248	349
Total Expenses	26,044	31,133	49,020	63,026
Expense waiver	(17,683)	(21,137)	(33,705)	(42,114)
Net Expenses	$8,361	$9,996	$15,315	$20,912
Net Income (Loss)	$(88,075)	$(624,751)	$(410,788)	$(511,758)
Net Income (Loss) per limited partner share	$(0.08)	$(1.39)	$(0.88)	$(1.15)
Net Income (Loss) per weighted average limited partner share	$(0.20)	$(1.39)	$(0.97)	$(1.12)
Weighted average limited partner shares outstanding	447,253	450,000	423,626	454,972

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement in Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Limited Partners*

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Balances at beginning of period	$3,051,181	$4,723,046	$3,373,894	$5,642,871
Addition of 200,000, –, 200,000 and – partnership shares, respectively	1,564,076	–	1,564,076	–
Redemption of (–),(–), (–) and (100,000) partnership shares, respectively	–	–	–	(1,032,818)
Net income (loss)	(88,075)	(624,751)	(410,788)	(511,758)

Balances at end of period	$4,527,182	$4,098,295	$4,527,182	$4,098,295

*	General Partners' shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2020 and 2019

	Six months ended June 30, 2020	Six months ended June 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(410,788)	$(511,758)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(278,548)	493,923
(Increase) decrease in receivable from General Partner	74,302	17,842
(Increase) decrease in dividends receivable	358	1,641
(Increase) decrease in interest receivable	247	114
(Increase) decrease in prepaid license fees	(1,088)	–
(Increase) decrease in prepaid insurance*	(174)	(270)
(Increase) decrease in prepaid reimbursement	(33,705)	–
(Increase) decrease in other assets	–	216
Increase (decrease) in payable due to Broker	–	(81,581)
Increase (decrease) in General Partner management fees payable	(37)	(787)
Increase (decrease) in professional fees payable	(29,468)	(22,005)
Increase (decrease) in brokerage commissions payable	(180)	–
Increase (decrease) in directors' fees payable*	(100)	(641)
Net cash provided by (used in) operating activities	(679,181)	(103,306)

Cash Flows from Financing Activities:
Addition of partnership shares	1,564,076	–
Redemption of partnership shares	–	(1,032,818)
Net cash provided by (used in) financing activities	1,564,076	(1,032,818)

Net Increase (Decrease) in Cash and Cash Equivalents	884,895	(1,136,124)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	3,794,705	5,763,922
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$4,679,600	$4,627,798

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$4,043,457	$3,529,670
Equity in Trading Accounts:
Cash and cash equivalents	636,143	1,098,128
Total Cash, Cash Equivalents and Equity in Trading Accounts	$4,679,600	$4,627,798

* Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the six months ended June 30, 2020 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of June 30, 2020, UNL held 188 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the USCF Crescent Crypto Index Fund (“XBET”), each a series of the United States Commodity Index Funds Trust (“USCIFT”). USCF previously served as the sponsor for the United States Agricultural Index Fund (“USAG”) a series of USCIFT which was liquidated in 2018. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020. USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2020, UNL had registered a total of 30,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. UNL earns income on funds held at the custodian or futures commission merchants (“FCMs”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UNL is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2016. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2020.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UNL receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in UNL’s condensed statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2020 and 2019, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $2,000 for UNL and, in the aggregate for UNL and the Related Public Funds, $574,000.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007 as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2020 and 2019, UNL incurred $248 and $349, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $65,000 for the year ending December 31, 2020. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2020, USCF waived $33,705 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide UNL and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

Brown Brothers Harriman and Co. ("BBH&Co.") previously served as the Administrator, Custodian, Transfer Agent and Fund Accounting Agent for UNL and the Related Public Funds prior to BNY Mellon commencing such services on April 1, 2020. Certain fund accounting and fund administration services rendered by BBH&Co. to UNL and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

Brokerage and Futures Commission Merchant Agreements

UNL entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UNL's FCM effective October 10, 2013. In addition, UNL entered into a Commodity Futures Customer Agreement dated as of May 28, 2020 with RCG Division of Marex Spectron ("RCG") and a Customer Agreement with ED & F Man Capital Markets Inc. ("MCM") on June 5, 2020, pursuant to which RCG and MCM each act as an FCM for UNL. The agreements with UNL's FCMs require the FCMs to provide services to UNL in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNL’s account. In accordance with the FCM agreements, UNL pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNL also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Six months ended June 30, 2020	Six months ended June 30, 2019
Total commissions accrued to brokers	$521	$636
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$358	$538
Percentage of commissions accrued as a result of rebalancing	68.71%	84.59%
Commissions accrued as a result of creation and redemption activity	$163	$98
Percentage of commissions accrued as a result of creation and redemption activity	31.29%	15.41%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due primarily to a lower number of natural gas futures contracts being held and traded.

NYMEX Licensing Agreement

UNL and the NYMEX entered into a licensing agreement on December 4, 2007 as amended on October 20, 2011, whereby UNL was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UNL expressly disclaims any association with the NYMEX or endorsement of UNL by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

UNL may enter into futures contracts, options on futures contracts, cleared swaps, and OTC swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties. OTC swaps are entered into between two parties in private contracts. In an OTC swap, each party bears credit risk to the other party, i.e., the risk that the other party may not be able to perform its obligations under the OTC swap.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. To reduce the credit risk that arises in connection with OTC swaps, UNL will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure UNL has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. Buying and selling options on futures contracts exposes investors to the risks of purchasing or selling futures contracts. As to OTC swaps, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps, because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on the Fund and reflect the consequences as appropriate in the Fund's accounting and financial reporting. The recent pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on the Fund and its investments.

All of the futures contracts held by UNL through June 30, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

UNL’s cash and other property, such as Treasuries, deposited with its FCMs are considered commingled with all other customer funds, subject to such FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of UNL’s assets posted with that FCM; however, the majority of UNL’s assets are held in investments in Treasuries, cash and/or cash equivalents with UNL’s custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of UNL’s custodian, however, could result in a substantial loss of UNL’s assets.

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2020 and December 31, 2019, UNL held investments in money market funds in the amounts of $3,440,346 and $500,000, respectively. UNL also holds cash deposits with its custodian. Pursuant to a written agreement with BNY Mellon, uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Grand Cayman, Cayman Islands; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2020 and December 31, 2019, UNL held cash deposits and investments in Treasuries in the amounts of $1,239,254 and, $3,294,705 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCMs cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, UNL is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short or that the value of the futures contract could fall below zero. As both a buyer and a seller of options, UNL pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$7.63	$10.50	$8.43	$10.26
Total income (loss)	(0.06)	(1.32)	(0.84)	(1.10)
Total expenses	(0.02)	(0.07)	(0.04)	(0.05)
Net increase (decrease) in net asset value	(0.08)	(1.39)	(0.88)	(1.15)
Net asset value, end of period	$7.55	$9.11	$7.55	$9.11

Total Return	(1.05)%	(13.24)%	(10.44)%	(11.21)%

Ratios to Average Net Assets
Total income (loss)	(2.25)%	(13.80)%	(11.90)%	(10.48)%
Management fees*	0.75%	0.75%	0.75%	0.75%
Total expenses excluding management fees*	2.21%	2.05%	2.22%	1.96%
Expense waived*	(2.01)%	(0.45)%	(2.04)%	(1.81)%
Net expense excluding management fees*	0.20%	0.58%	0.18%	0.15%
Net income (loss)	(2.49)%	(14.02)%	12.36%	(10.92)%

*	Annualized.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UNL.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of UNL's securities at June 30, 2020 using the fair value hierarchy:

At June 30, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$4,339,265	$4,339,265	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	(157,130)	(157,130)	–	–

The following table summarizes the valuation of UNL's securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$3,289,117	$3,289,117	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	(435,678)	(435,678)	–	–

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments
Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value at June 30, 2020	Fair Value at December 31, 2019
Futures - Commodity Contracts	Assets	$(157,130)	$(435,678)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2020		For the six months ended June 30, 2019
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) in Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(693,179)		$(50,236)

	Change in unrealized gain (loss) on open positions		$278,548		$(493,923)

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 - SUBSEQUENT EVENTS

UNL has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments other than the following:

USCF was named as a defendant in a putative stockholder class action on July 10, 2020 by Momo Wang, individually and on behalf of others similarly situated, against defendants United States Oil Fund, LP (“USO”), USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Market Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The putative class action complaint alleged that beginning in March 2020, in connection with USO's registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The plaintiff alleged that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The putative stockholder class action was pending in the U.S. District Court for the Northern District of California as Case No. 3:20-cv-4596 but was voluntarily dismissed effective August 4, 2020.

USCF was named as a defendant in a purported stockholder class action on July 31, 2020 by Moshe Ephrati, individually and on behalf of others similarly situated, against defendants USCF, USO, John P. Love and Stuart P. Crumbaugh. The stockholder class action is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06010.

The putative class action complaint alleges that beginning in March 2020, in connection with USO's registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiff alleges that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The complaint seeks to certify a class and award the class compensatory damages at an amount to be determined at trial. Since this stockholder class action makes the same substantive claims made against the same defendants in the stockholder class action commenced by Robert Lucas on June 19, 2020, which is summarized above in “Part II. Other Information - Item 1. Legal Proceedings,” and is also pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-04740, it is expected that these two stockholder class actions will be consolidated. The defendants intend to vigorously contest the claims and move for their dismissal.

USCF may have additional actions filed against it based on similar allegations as those that were made in the putative class actions that have been reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States 12 Month Natural Gas Fund, LP (“UNL”) included elsewhere in this quarterly report on Form 10-Q:

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UNL’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward- looking statements. UNL believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; significant market volatility in the crude oil markets and futures markets attributable to the COVID-19 pandemic, disputes among oil-producing countries over the potential limits on the production of crude oil, a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil.; uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on USO’s business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe UNL’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UNL cannot assure investors that the projections included in these forward-looking statements will come to pass. UNL’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. As of June 30, 2020, UNL held 188 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the six months ended June 30, 2020, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the six months ended June 30, 2020, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets, which rules were recently re- proposed in January 2020 (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect UNL, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UNL to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNL.

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

The Final Margin Rules require minimum variation margin to be exchanged daily for non-cleared swaps and non-cleared security- based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The minimum variation margin amount is the daily mark- to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously posted or collected. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be posted or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

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

Money Market Funds

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended ("1940 Act") which became effective in 2016, to reform money market funds (“MMFs”). While the rule applies only to MMFs, it may indirectly affect institutional investors such as UNL. A portion of UNL's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. UNL does not hold any non-government MMFs and does not anticipate investing in any non- government MMFs. However, if UNL invests in other types of MMFs besides government MMFs in the future, UNL could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

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

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2020. The average price of the Benchmark Futures Contracts started the period at $2.330 per million British thermal shares (“MMBtu”). The high of the period was on May 5, 2020 when the average price of the Benchmark Futures Contracts reached $2.648 per MMBtu. The average low price of the period was on February 28, 2020 when the average price of the Benchmark Futures Contracts dropped to $2.050 per MMBtu. The period ended with the average price of the Benchmark Futures Contracts at $2.404 per MMBtu, an increase of approximately 3.18% over the period. UNL’s per share NAV began the period at $8.43 and ended the period at $7.55 on June 30, 2020, a decrease of approximately (10.44)% over the period. The average Benchmark Futures Contracts prices listed above began with the February 2020 to January 2021 contracts and ended with the May 2020 to March 2021 contracts. The increase of approximately 3.18% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL's Benchmark.”

During the six months ended June 30, 2020, the natural gas futures market experienced states of both contango and backwardation. When the market is in a state of contango, the price near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the price of the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns”

Valuation of Natural Gas Futures Contracts and the Computation of the Per Share NAV

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

As of June 30, 2020, UNL had issued 5,800,000 shares, 600,000 of which were outstanding. As of June 30, 2020, there were 24,200,000 shares registered but not yet issued.

More shares may have been issued by UNL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UNL cannot be resold by UNL. As a result, UNL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2020, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

 For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six months ended June 30, 2020	Six months ended June 30, 2019
Average daily total net assets	$3,322,639	$4,685,340
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$18,458	$52,963
Annualized yield based on average daily total net assets	1.11%	2.28%
Management fee	$12,392	$17,426
Total fees and other expenses excluding management fees	$36,628	$45,600
Total amount of the expense waiver	$33,705	$42,114
Expenses before the allowance of the expense waiver	$49,020	$63,026
Expenses after the allowance of the expense waiver	$15,315	$20,912
Fees and expenses related the registration or offering of additional shares	$–	$–
Total commissions accrued to brokers	$521	$636
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$358	$538
Percentage of commissions accrued as a result of rebalancing	68.71%	84.59%
Commissions accrued as a result of creation and redemption activity	$163	$98
Percentage of commissions accrued as a result of creation and redemption activity	31.29%	15.41%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 was due primarily to a decrease in total commissions accrued to brokers and expenses related to the registration or offering of additional shares.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three months ended June 30, 2020	Three months ended June 30, 2019
Average daily total net assets	$3,538,221	$4,454,673
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$6,407	$25,425
Annualized yield based on average daily total net assets	0.73%	2.29%
Management fee	$6,598	$8,330
Total fees and other expenses excluding management fees	$19,446	$22,803
Total amount of the expense waiver	$17,683	$21,137
Expenses before the allowance of the expense waiver	$26,044	$31,133
Expenses after the allowance of the expense waiver	$8,361	$9,996
Fees and expenses related the registration or offering of additional shares	$–	$–
Total commissions accrued to brokers	$390	$264
Total commissions as annualized percentage of average total net assets	0.04%	0.02%
Commissions accrued as a result of rebalancing	$94	$264
Percentage of commissions accrued as a result of rebalancing	24.10%	100.00%
Commissions accrued as a result of creation and redemption activity	$296	$–
Percentage of commissions accrued as a result of creation and redemption activity	75.90%	–%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 was due primarily to an decrease in total commissions accrued to brokers and expenses related to the registration or offering of additional shares.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2020, the simple average daily change in the average of the prices of the Benchmark Futures Contracts was (0.219)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.219)%. The average daily difference was 0.0% (or (0.0) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the average of the price the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (9.734)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to June 30, 2020, the simple average daily change in the average price of the Benchmark Futures Contracts was (0.056)%, while the simple average daily change in the per share NAV of UNL over the same time period was (0.057)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the per share NAV was (0.104)%, meaning that over this time period UNL’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2020 . The second graph measures monthly changes since March 31, 2015 through June 30, 2020.

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

For the six months ended June 30, 2020, the actual total return of UNL as measured by changes in its per share NAV was (10.44)%. This is based on an initial per share NAV of $8.43 as of December 31, 2019 and an ending per share NAV as of June 30, 2020 of $7.55. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $7.53 as of June 30, 2020, for a total return over the relevant time period of (10.68)%. The difference between the actual per share NAV total return of UNL of (10.44)% and the expected total return based on the Benchmark Futures Contracts of (10.68)% was an error over the time period of 0.24%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the six months ended June 30, 2019, the actual total return of UNL as measured by changes in its per share NAV was (11.21)%. This was based on an initial per share NAV of $10.26 as of December 31, 2018 and an ending per share NAV as of June 30, 2019 of $9.11. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $9.05 as of June 30, 2019, for a total return over the relevant time period of (11.79)%. The difference between the actual per share NAV total return of UNL of (11.21)% and the expected total return based on the Benchmark Futures Contracts of (11.79)% was an error over the time period of 0.58%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact UNL's ability to accurately track Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the average price of the Benchmark Futures Contracts. During the six months ended June 30, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL's attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2020. Interest payments, and any other income, were retained within the portfolio and added to UNL's NAV. When this income exceeds the level of UNL's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by UNL may be higher than interest earned by UNL. As such, USCF anticipates that UNL could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts' total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Futures Contracts. During the six months ended June 30, 2020, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12- month contracts from the near month price for the 10-year period between June 30, 2010 and June 30, 2020. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas futures contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within the relatively short period of time of less than one year. However, at the end of November 2014, global natural gas inventories grew rapidly after two years of mild winters and the market was primarily in contango, with occasional periods of backwardation, particularly in the severe winter months of 2018 and 2019, through June 30, 2020.

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

Natural Gas Market. During the six months ended June 30, 2020, natural gas prices in the United States declined by 20.01%. Prices peaked in early January at $2.202 before falling to $1.482 by late June. Natural gas prices ended the quarter at $1.751. Prices have averaged about $2.66 over the last three years. During the first half of 2020, storage levels were persistently above and, at times, rising relative to prior year average and five-year average levels. By June 30, 2020, the amount of natural gas in storage was 3,077 billion cubic feet, 30% above 2019 levels and 18% above the five year average.

Mitigation measures taken in the United States to slow the spread of the COVID-19 pandemic led to a decline in natural gas consumption in the industrial sector and by other commercial users. The Energy Information Administration (EIA) estimates that natural gas demand will decline by 3% in 2020. Simultaneously, the EIA estimates that natural gas production will also decline by 3% in 2020. The fall in production is the result of reduced drilling activity and shut-ins of crude oil wells where natural gas is a byproduct.

While natural gas prices declined steadily during the first half of 2020, prices were not as impacted by the COVID-19 pandemic as other energy commodities. Lower prices were at least in part due to the ongoing surplus of natural gas in storage and lower demand resulting from warm weather in the United States. Additionally, crude oil and petroleum products are more sensitive to changes in commuter and air miles as well as manufacturing and industrial production, all of which dropped dramatically during first half of 2020.

The 30-day annualized volatility of natural gas prices rose notably from late February to late May of 2020 and averaged about 69% during the second quarter, considerably higher than five-year average volatility of approximately 44%. However, natural gas price volatility during 2020 to date was not dramatically higher than recent seasonal volatility peaks and was unusual only in that natural gas price volatility usually declines, rather than rises, in spring months. Natural gas price volatility in 2020 never reached the extreme level that occurred during the 2018-2019 winter. Likewise, natural gas price volatility remained well below the levels of volatility seen in crude oil markets. While some uncertainty in natural gas prices was likely a result of COVID-19 mitigation efforts, the effects from the COVID-19 pandemic were more muted as compared to the impact on crude oil markets.

The ongoing surge in COVID-19 cases in the United States may continue to add pressure to natural gas demand, and the full impact is indeterminate. The EIA expects natural gas inventories to hit a record seasonal high in October of 2020, another potential headwind for prices in the near-term. However, these headwinds could be outweighed by continued production declines over the next twelve months, which would be a bullish factor for natural gas prices. Ultimately, the COVID-19 pandemic is likely to continue impacting both demand and supply and the ultimate impact on natural gas prices remains uncertain at this time.

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

For the ten-year time period between June 30, 2010 and June 30, 2020, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Correlation Matrix 10 Years	Large Cap US Equities (S&P 500)	US Gov't Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	-0.421	0.966	0.459	0.360	0.538	0.212
US Gov't Bonds (BEUSG4 Index)		1.000	-0.401	-0.353	-0.370	-0.314	-0.088
Global Equities (FTSE World Index)			1.000	0.488	0.407	0.554	0.200
Crude Oil				1.000	0.776	0.732	0.046
Heating Oil					1.000	0.661	0.078
Unleaded Gasoline						1.000	0.142
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2020, the movement of natural gas was neither strongly correlated nor inversely correlated with U.S. government bonds, diesel heating oil, crude oil and unleaded gasoline. The movement of natural gas was somewhat correlated with large cap U.S. equities and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Correlation Matrix 1 Year	Large Cap US Equities (S&P 500)	US Gov't Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	-0.595	0.993	0.509	0.316	0.778	0.375
US Gov't Bonds (BEUSG4 Index)		1.000	-0.637	-0.458	-0.547	-0.557	-0.185
Global Equities (FTSE World Index)			1.000	0.558	0.396	0.810	0.369
Crude Oil				1.000	0.885	0.879	-0.062
Heating Oil					1.000	0.691	-0.209
Unleaded Gasoline						1.000	0.184
Natural Gas							1.000
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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL's account at its custodian bank and in Treasuries at the FCM. Income received from UNL's investments in money market funds and Treasuries is paid to UNL. During the six months ended June 30, 2020, UNL's expenses, pre expense waiver, exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and Redemption Baskets. During the six months ended June 30, 2020, UNL used other assets to pay expenses, post expense waiver. To the extent expenses exceed income, UNL's NAV will be negatively impacted.

UNL's investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2020, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

Since the initial offering of shares, UNL has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business.

UNL may terminate at any time, regardless of whether UNL has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including the adjudication of incompetence, bankruptcy, dissolution, or removal of USCF as the general partner of UNL could cause UNL to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate UNL. UNL’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

As of June 30, 2020, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $4,679,600 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2020, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL's financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of UNL's condensed financial statements and it’s SEC, NFA and CFTC reports. USCF and UNL have also entered into a licensing agreement with the NYMEX pursuant to which UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. UNL also pays the fees and expenses associated with its tax accounting and reporting requirements.

USCF paid BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNL's condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020.

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

As of June 30, 2020, UNL's portfolio consisted of 188 Natural Gas Futures NG Contracts traded on the NYMEX. As of June 30, 2020, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL's current holdings, please see UNL's website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2020, UNL limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

USCF, as the general partner of UNL and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Except as described herein, it is not currently party to any material legal proceedings.

USCF was named as a defendant in a purported stockholder class action on June 19, 2020 by Robert Lucas, individually and on behalf of others similarly situated, against defendants USCF, United States Oil Fund, LP (“USO”), John P. Love and Stuart P. Crumbaugh. The stockholder class action is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-04740.

The putative class action complaint alleges that beginning in March 2020, in connection with USO's registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiff alleges that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The complaint seeks to certify a class and award the class compensatory damages at an amount to be determined at trial. The defendants intend to vigorously contest such claims and move for their dismissal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL did not redeem any baskets during the second quarter of the year ending December 31, 2020.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/20 to 4/30/20	–	–
5/1/20 to 5/31/20	–	–
6/1/20 to 6/30/20	–	–
Total	–	–

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: August 13, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 13, 2020