Form 10-Q
period 2020-09-30
United States 12 Month Natural Gas Fund, LP
filed 2020-11-13
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 750,000 outstanding shares as of November 2, 2020.

United States 12 Month Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $5,998,607 and $2,990,732, respectively) (Notes 2 and 5)	$5,998,607	$2,990,732
Equity in trading accounts:
Cash and cash equivalents (at cost $– and $803,973, respectively)	–	803,973
Unrealized gain (loss) on open commodity futures contracts	633,095	(435,678)
Receivable from General Partner (Note 3)	47,742	74,302
Dividends receivable	84	658
Interest receivable	96	247
Prepaid license fees	986	–
Prepaid insurance*	195	120

Total Assets	$6,680,805	$3,434,354

Liabilities and Partners' Capital
Payable due to Broker	$222,032	$–
General Partner management fees payable (Note 3)	4,408	2,759
Professional fees payable	27,872	57,027
Brokerage commissions payable	391	571
Directors’ fees payable*	89	103

Total Liabilities	254,792	60,460

Commitments and Contingencies (Notes 3, 4 & 5)

Partners' Capital
General Partners	–	–
Limited Partners	6,426,013	3,373,894
Total Partners' Capital	6,426,013	3,373,894

Total Liabilities and Partners' Capital	$6,680,805	$3,434,354

Limited Partners' shares outstanding	750,000	400,000
Net asset value per share	$8.57	$8.43
Market value per share	$8.59	$8.39

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2020

	Notional Amount	Number of Contracts	Fair Value/Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG November 2020 contracts, expiring October 2020	$451,155	19	$28,975	0.45
NYMEX Natural Gas Futures NG December 2020 contracts, expiring November 2020	495,791	18	65,269	1.02
NYMEX Natural Gas Futures NG January 2021 contracts, expiring December 2020	532,111	19	88,619	1.38
NYMEX Natural Gas Futures NG February 2021 contracts, expiring January 2021	503,227	18	76,553	1.19
NYMEX Natural Gas Futures NG March 2021 contracts, expiring February 2021	473,334	18	84,486	1.31
NYMEX Natural Gas Futures NG April 2021 contracts, expiring March 2021	446,890	19	83,970	1.31
NYMEX Natural Gas Futures NG May 2021 contracts, expiring April 2021	469,707	19	52,413	0.81
NYMEX Natural Gas Futures NG June 2021 contracts, expiring May 2021	452,677	18	46,643	0.73
NYMEX Natural Gas Futures NG July 2021 contracts, expiring June 2021	459,850	18	45,770	0.71
NYMEX Natural Gas Futures NG August 2021 contracts, expiring July 2021	481,950	19	53,090	0.83
NYMEX Natural Gas Futures NG September 2021 contracts, expiring August 2021	487,213	18	17,327	0.27
NYMEX Natural Gas Futures NG October 2021 contracts, expiring September 2021	548,290	19	(10,020)	(0.16)
Total Open Futures Contracts*	$5,802,195	222	$633,095	9.85

	Shares/Principal Amount	Market Value	% of Partners' Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS, 0.00%#	$500,000	$500,000	7.78
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.03%#	500,000	500,000	7.78
Total United States Money Market Funds		$1,000,000	15.56

#	Reflects the 7-day yield at September 30, 2020.
*	Collateral amounted to $633,095 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(8,164)	$(129,946)	$(701,343)	$(180,182)
Change in unrealized gain (loss) on open commodity futures contracts	790,225	(3,325)	1,068,773	(497,248)
Dividend income	975	2,629	2,559	9,427
Interest income*	1,176	19,149	18,050	65,314
ETF transaction fees	350	–	1,050	350
Total Income (Loss)	$784,562	$(111,493)	$389,089	$(602,339)

Expenses
General Partner management fees (Note 3)	$11,676	$7,641	$24,068	$25,067
Professional fees	14,964	16,880	50,436	60,952
Brokerage commissions	537	312	1,058	948
Directors' fees and insurance	188	271	575	814
License fees	233	152	481	501
Total Expenses	27,598	25,256	76,618	88,282
Expense waiver	(14,037)	(16,088)	(47,742)	(58,202)
Net Expenses	$13,561	$9,168	$28,876	$30,080
Net Income (Loss)	$771,001	$(120,661)	$360,213	$(632,419)
Net Income (Loss) per limited partner share	$1.02	$(0.27)	$0.14	$(1.42)
Net Income (Loss) per weighted average limited partner share	$1.03	$(0.27)	$0.68	$(1.40)
Weighted average limited partner shares outstanding	748,370	450,000	532,664	453,297

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement in Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Limited Partners*
	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Balances at beginning of period	$4,527,182	$4,098,295	$3,373,894	$5,642,871
Addition of 150,000, –, 350,000 and – partnership shares, respectively	1,127,830	–	2,691,906	–
Redemption of (–), (–), (–) and 100,000 partnership shares, respectively	–	–	–	(1,032,818)
Net income (loss)	771,001	(120,661)	360,213	(632,419)

Balances at end of period	$6,426,013	$3,977,634	$6,426,013	$3,977,634

*	General Partners' shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2020 and 2019

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$360,213	$(632,419)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(1,068,773)	497,248
(Increase) decrease in receivable from General Partner	26,560	1,754
(Increase) decrease in dividends receivable	574	1,781
(Increase) decrease in interest receivable	151	(93)
(Increase) decrease in prepaid license fees	(986)	–
(Increase) decrease in prepaid insurance*	(75)	(243)
(Increase) decrease in other assets	–	216
Increase (decrease) in payable due to Broker	222,032	(81,581)
Increase (decrease) in General Partner management fees payable	1,649	(801)
Increase (decrease) in professional fees payable	(29,155)	(10,094)
Increase (decrease) in brokerage commissions payable	(180)	–
Increase (decrease) in directors' fees payable*	(14)	(31)
Increase (decrease) insurance payable	–	(516)
Net cash provided by (used in) operating activities	(488,004)	(224,779)

Cash Flows from Financing Activities:
Addition of partnership shares	2,691,906	–
Redemption of partnership shares	–	(1,032,818)
Net cash provided by (used in) financing activities	2,691,906	(1,032,818)

Net Increase (Decrease) in Cash and Cash Equivalents	2,203,902	(1,257,597)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	3,794,705	5,763,922
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$5,998,607	$4,506,325

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$5,998,607	$3,437,213
Equity in Trading Accounts:
Cash and cash equivalents	–	1,069,112
Total Cash, Cash Equivalents and Equity in Trading Accounts	$5,998,607	$4,506,325

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2020 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNL accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of September 30, 2020, UNL held 222 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of September 30, 2020, UNL had registered a total of 30,000,000 shares.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2020.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2020 and 2019, UNL did not incur registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 04, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2020 and 2019, UNL incurred $481 and $501, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $60,000 for the year ending December 31, 2020. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2020, USCF waived $47,742 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Brokerage and Futures Commission Merchant Agreements

UNL entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UNL's FCM effective October 10, 2013. In addition, UNL entered into a Commodity Futures Customer Agreement dated as of May 28, 2020 with RCG Division of Marex Spectron ("RCG") and a Customer Agreement with ED & F Man Capital Markets Inc. ("MCM") on June 5, 2020, pursuant to which RCG and MCM each act as an FCM for UNL. The agreements with UNL's FCMs require the FCMs to provide services to UNL in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNL’s account. In accordance with the FCM agreement, UNL pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNL also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Total commissions accrued to brokers	$1,058	$948
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$767	$850
Percentage of commissions accrued as a result of rebalancing	72.50%	89.66%
Commissions accrued as a result of creation and redemption activity	$291	$98
Percentage of commissions accrued as a result of creation and redemption activity	27.50%	10.34%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due primarily to a higher number of natural gas futures contracts being held and traded.

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

UNL may enter into futures contracts, options on futures contracts, cleared swaps, and OTC-swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties. OTC swaps are entered into between two parties in private contracts. In an OTC swap, each party bears credit risk to the other party, i.e., the risk that the other party may not be able to perform its obligations under the OTC swap.

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

All of the futures contracts held by UNL through September 30, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2020 and December 31, 2019, UNL held investments in money market funds in the amounts of $1,000,000 and $500,000, respectively. UNL also holds cash deposits with its custodian. As of September 30, 2020 and December 31, 2019, UNL held cash deposits and investments in Treasuries in the amounts of $4,998,607 and $3,294,705 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$7.55	$9.11	$8.43	$10.26
Total income (loss)	1.04	(0.25)	0.19	(1.35)
Total expenses	(0.02)	(0.02)	(0.05)	(0.07)
Net increase (decrease) in net asset value	1.02	(0.27)	0.14	(1.42)
Net asset value, end of period	$8.57	$8.84	$8.57	$8.84

Total Return	13.51%	(2.96)%	1.66%	(13.84)%

Ratios to Average Net Assets
Total income (loss)	12.67%	(2.76)%	9.08%	(13.48)%
Management fees*	0.75%	0.75%	0.75%	0.75%
Total expenses excluding management fees*	1.02%	1.73%	1.64%	1.89%
Expense waived*	(0.90)%	(1.58)%	(1.49)%	(1.74)%
Net expense excluding management fees*	0.12%	0.15%	0.15%	0.15%
Net income (loss)	12.45%	(2.99)%	8.40%	(14.15)%

*	Annualized.

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

The following table summarizes the valuation of UNL's securities at September 30, 2020 using the fair value hierarchy:

At September 30, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$1,000,000	$1,000,000	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	633,095	633,095	–	–

The following table summarizes the valuation of UNL's securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$3,289,117	$3,289,117	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	(435,678)	(435,678)	–	–

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value at September 30, 2020	Fair Value at December 31, 2019
Futures - Commodity Contracts	Assets	$633,095	$(435,678)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2020		For the nine months ended September 30, 2019
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) in Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(701,343)		$(180,182)

	Change in unrealized gain (loss) on open positions		$1,068,773		$(497,248)

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. As of September 30, 2020, UNL held 222 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the nine months ended September 30, 2020, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the nine months ended September 30, 2020, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

Price Movements

Natural gas futures prices were volatile during the nine months ended September 30, 2020. The average price of the Benchmark Futures Contracts started the period at $2.330 per million British thermal shares (“MMBtu”). The high of the period was on September 24, 2020 when the average price of the Benchmark Futures Contracts reached $3.027 per MMBtu. The average low price of the period was on February 28, 2020 when the average price of the Benchmark Futures Contracts dropped to $2.050 per MMBtu. The period ended with the average price of the Benchmark Futures Contracts at $2.901 per MMBtu, an increase of approximately 24.51% over the period. UNL’s per share NAV began the period at $8.43 and ended the period at $8.57 on September 30, 2020, an increase of approximately 1.66% over the period. The average Benchmark Futures Contracts prices listed above began with the February 2020 to January 2021 contracts and ended with the November 2020 to October 2021 contracts. The increase of approximately 24.51% on the average price of the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL's Benchmark.”

During the nine months ended September 30, 2020, the natural gas futures market experienced states of both contango and backwardation. When the market is in a state of contango, the price near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the price of the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of September 30, 2020, UNL had issued 5,950,000 shares, 750,000 of which were outstanding. As of September 30, 2020, there were 24,050,000 shares registered but not yet issued. UNL has registered 30,000,000 shares since inception.

More shares may have been issued by UNL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UNL cannot be resold by UNL. As a result, UNL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2020, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Average daily total net assets	$4,286,570	$4,468,605
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$20,609	$74,741
Annualized yield based on average daily total net assets	0.64%	2.24%
Management fee	$24,068	$25,067
Total fees and other expenses excluding management fees	$52,550	$63,215
Total amount of the expense waiver	$47,742	$58,202
Expenses before the allowance of the expense waiver	$76,618	$88,282
Expenses after the allowance of the expense waiver	$28,876	$30,080
Total commissions accrued to brokers	$1,058	$948
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$767	$850
Percentage of commissions accrued as a result of rebalancing	72.50%	89.66%
Commissions accrued as a result of creation and redemption activity	$291	$98
Percentage of commissions accrued as a result of creation and redemption activity	27.50%	10.34%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 was due primarily to a decrease in total reporting fees.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three months ended September 30, 2020	Three months ended September 30, 2019
Average daily total net assets	$6,193,476	$4,042,205
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,151	$21,778
Annualized yield based on average daily total net assets	0.14%	0.21%
Management fee	$11,676	$7,641
Total fees and other expenses excluding management fees	$15,922	$17,615
Total amount of the expense waiver	$14,037	$16,088
Expenses before the allowance of the expense waiver	$27,598	$25,256
Expenses after the allowance of the expense waiver	$13,561	$9,168
Total commissions accrued to brokers	$537	$312
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$409	$312
Percentage of commissions accrued as a result of rebalancing	76.16%	100.00%
Commissions accrued as a result of creation and redemption activity	$128	$–
Percentage of commissions accrued as a result of creation and redemption activity	23.84%	–%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 was due primarily to a decrease in reporting fees.

The increase in total commissions accrued to brokers for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2020, the average daily change in the average of the prices of the Benchmark Futures Contracts was (0.035)%, while the average daily change in the per share NAV of UNL over the same time period was (0.040)%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL's NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Futures Contracts for the same period was (0.736)%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well UNL tracks its benchmark.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to September 30, 2020, the average daily change in the average price of the Benchmark Futures Contracts was (0.049)%, while the average daily change in the per share NAV of UNL over the same time period was (0.051)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL's NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Futures Contracts for the same period was (0.087)%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well UNL tracks its benchmark.

The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2020. The second graph measures monthly changes since September 30, 2015 through September 30, 2020.

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

For the nine months ended September 30, 2020, the actual total return of UNL as measured by changes in its per share NAV was 1.66%. This is based on an initial per share NAV of $8.43 as of December 31, 2019 and an ending per share NAV as of September 30, 2020 of $8.57. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $8.57 as of September 30, 2020, for a total return over the relevant time period of 1.66%. The difference between the actual per share NAV total return of UNL of 1.66% and the expected total return based on the Benchmark Futures Contracts of 1.66% was a difference over the time period of 0.00%, which is to say that UNL’s actual total return equaled its benchmark percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the nine months ended September 30, 2019, the actual total return of UNL as measured by changes in its per share NAV was (13.84)%. This was based on an initial per share NAV of $10.26 as of December 31, 2018 and an ending per share NAV as of September 30, 2019 of $8.84. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $8.75 as of September 30, 2019, for a total return over the relevant time period of (14.72)%. The difference between the actual per share NAV total return of UNL of (13.84)% and the expected total return based on the Benchmark Futures Contracts of (14.72)% was a difference over the time period of 0.88%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact UNL's ability to accurately track Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the average price of the Benchmark Futures Contracts. During the nine months ended September 30, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL's attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2020. Interest payments, and any other income, were retained within the portfolio and added to UNL's NAV. When this income exceeds the level of UNL's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by UNL may be higher than interest earned by UNL. As such, USCF anticipates that UNL could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts' total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Futures Contracts. During the nine months ended September 30, 2020, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Near Month Price (NG1) vs One-Year Forward Price (NG13)
(10 years ending 9/30/2020)*
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
Sep-10
Sep-11
Sep-12
Sep-13
Sep-14
Sep-15
Sep-16
Sep-17
Sep-18
Sep-19
Sep-20
Near Month
13th Month

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between September 30, 2010 and September 30, 2020. Investors will note that the natural gas market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Near Month Price (NG1) minus One-Year Forward Price (NG13)
(10 years ending 9/30/2020)*
Backwardation Market
Contango Market
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
-$1.00
-$2.00
-$3.00
-$4.00
-$5.00
Sep-10
Sep-11
Sep-12
Sep-13
Sep-14
Sep-15
Sep-16
Sep-17
Sep-18
Sep-19
Sep-20

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas futures contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within the relatively short period of time of less than one year. However, the natural gas market has primarily been in a state of contango since late 2014.

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

Natural Gas Market. During the nine months ended September 30, 2020, natural gas prices in the United States increased by 15.44%. Prices rose from $1.482 in late June to a high of $2.657 in August. Natural gas prices ended the third quarter of 2020 at $2.527. Prices have averaged about $2.63 over the last three years. During the first half of 2020, storage levels were persistently above and, at times, rising relative to prior year average and five-year average levels. By September 30, 2020, the amount of natural gas in storage was 3.756 billion cubic feet, about 10% above 2019 levels.

Mitigation measures taken in the United States to slow the spread of the COVID-19 pandemic led to a decline in natural gas consumption in the industrial sector and by other commercial users. Simultaneously, natural gas production fell as a result of reduced drilling activity and shut-ins of crude oil wells where natural gas is a byproduct.

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

The increasing number of COVID-19 cases in the United States may continue to add pressure to natural gas demand, and the full impact is indeterminate. However, demand declines could be outweighed by continued production declines over the next twelve months, which would be a bullish factor for natural gas prices. Ultimately, the COVID-19 pandemic is likely to continue impacting both demand and supply and the ultimate impact on natural gas prices remains uncertain at this time.

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

For the ten-year time period between September 30, 2010 and September 30, 2020, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Correlation Matrix 10 Years	Large Cap US Equities (S&P 500)	US Gov't Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	-0.419	0.965	0.450	0.337	0.531	0.225
US Gov't Bonds (BEUSG4 Index)		1.000	-0.407	-0.350	-0.365	-0.309	-0.078
Global Equities (FTSE World Index)			1.000	0.484	0.391	0.555	0.211
Crude Oil				1.000	0.770	0.732	0.042
Heating Oil					1.000	0.665	0.051
Unleaded Gasoline						1.000	0.132
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2020, the movement of natural gas was neither strongly correlated nor inversely correlated with U.S. government bonds, diesel heating oil, crude oil and unleaded gasoline. The movement of natural gas was somewhat correlated with large cap U.S. equities and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Correlation Matrix 1 Year	Large Cap US Equities (S&P 500)	US Gov't Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	-0.680	0.991	0.490	0.278	0.743	0.465
US Gov't Bonds (BEUSG4 Index)		1.000	-0.732	-0.501	-0.595	-0.582	-0.386
Global Equities (FTSE World Index)			1.000	0.544	0.377	0.787	0.442
Crude Oil				1.000	0.840	0.878	-0.003
Heating Oil					1.000	0.696	-0.113
Unleaded Gasoline						1.000	0.173
Natural Gas							1.000
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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL's account at its custodian bank and in Treasuries at the FCM. Income received from UNL's investments in money market funds and Treasuries is paid to UNL. During the nine months ended September 30, 2020, UNL's expenses, pre and post expense waiver, exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and Redemption Baskets. During the nine months ended September 30, 2020, UNL used other assets to pay expenses, post expense waiver. To the extent expenses exceed income, UNL's NAV will be negatively impacted.

UNL's investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2020, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of September 30, 2020, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $5,998,607 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2020, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL's financial position.

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

As of September 30, 2020, UNL's portfolio consisted of 222 Natural Gas Futures NG Contracts traded on the NYMEX. As of September 30, 2020, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL's current holdings, please see UNL's website at www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2020, UNL limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, UNL may be involved in legal proceedings arising primarily from the ordinary course of its business. UNL is not currently party to any material legal proceedings. In addition, USCF, as the general partner of UNL and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USCF is not currently party to any material legal proceedings.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO’s disclosures in late April and early May regarding constraints imposed on USO’s ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

On August 19, 2020, USCF, USO, and John Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. USCF, USO, and Mr. Love maintain that USO’s disclosures and their actions were appropriate. They intend to vigorously contest the allegations made by the SEC staff in the SEC Wells Notice and the CFTC staff in the CFTC Wells Notice.

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas, on behalf of all persons who purchased USO securities during the period from March 19, 2020 to April 28, 2020, asserting claims under the Securities Exchange Act of 1934 (the “Lucas Class Action”). On July 31, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported stockholder Moshe Ephrati, on behalf of all persons and entities who purchased or otherwise acquired USO securities during the period from March 19, 2020 to April 28, 2020 (the “Ephrati Class Action”). On August 13, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported stockholder Danny Palacios, on behalf of all persons who purchased USO securities during the period from February 25, 2020 to April 28, 2020 (the “Palacios Class Action”).

The Lucas, Ephrati, and Palacios Class Action complaints each challenged disclosures in a March 19, 2020 registration statement as well as subsequent public statements. The Palacios Class Action complaint also challenged disclosures in a February 25, 2020 prospectus and related registration statement. The Lucas, Ephrati, and Palacios Class Action complaints each alleged that the defendants failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiffs alleged that USCF, USO, and the other defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The Lucas, Ephrati, and Palacios Class Action complaints each sought to certify a class and award the class compensatory damages at an amount to be determined at trial.

On August 18, 2020, pursuant to the Private Securities Litigation Reform Act (“PSLRA”), 15 U.S.C. § 78u-4, motions were filed seeking to consolidate the Lucas, Ephrati, and Palacios Class Actions, appoint a lead plaintiff, and approve selection of lead counsel.

On September 16, 2020, the U.S. District Court for the Southern District of New York entered an order that consolidated the Class Actions under the caption In re: United States Oil Fund, LP Securities Litigation, No. 20-cv-4740 (PGG), appointed Nutit, A.S. as lead plaintiff, and approved lead counsel. The order also set a schedule for filing any amended or consolidated complaint and briefing on defendants’ anticipated motion(s) to dismiss, which contemplates that briefing will be completed on or before April 15, 2021. Any other related securities class actions filed in, or transferred to, the U.S. District Court for the Southern District of New York, in the future also will be consolidated into In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re: United States Oil Fund, LP Securities Litigation and move for their dismissal.

Wang Class Action

On July 10, 2020, purported shareholder Momo Wang filed a putative class action complaint, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes, III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC, asserting claims under the Securities Act of 1933 (the “Wang Class Action”).

The Wang Class Action asserted federal securities claims under the Securities Act of 1933, challenging disclosures in a March 19, 2020 registration statement. It alleged that defendants in the Wang Class Action failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The putative stockholder class action was pending in the U.S. District Court for the Northern District of California as Case No. 3:20-cv-4596 but was voluntarily dismissed on August 4, 2020.

Mehan Action

On August 10, 2020, purported shareholder Darshan Mehan filed a complaint derivatively on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”). The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs.

USCF, USO, and the other defendants intend to vigorously contest such claims and move for their dismissal.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate actions derivatively on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson. The Cantrell complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06974 (the “Cantrell Action”). The AML complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06981 (the “AML Action”).

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the Exchange Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and alleged performance, and defendants’ alleged actions in respect thereof, in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

On September 9, 2020, pursuant to a joint stipulation, the Court entered an order consolidating the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, No. 1:20-cv-06974 (PGG), appointing co-lead counsel, and ordering the parties to meet and confer regarding a proposed schedule and a stay of the consolidated action pending resolution of any forthcoming motions to dismiss the related In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation and move for their dismissal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)            None.

(b)            Not applicable.

(c)	UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL did not redeem any baskets during the third quarter of the year ending December 31, 2020.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/20 to 7/31/20	–	$–
8/1/20 to 8/31/20	–	$–
9/1/20 to 9/30/20	–	$–
Total	–	–

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

Date: November 13, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 13, 2020