Form 10-K
period 2020-12-31
United States 12 Month Natural Gas Fund, LP
filed 2021-03-05
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
from	to	.

Commission file number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

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

☒ Yes    ☐No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes    ☒ No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2020 was $ 4,548,000.

The registrant had 950,000 outstanding shares as of February 16, 2021.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

United States 12 Month Natural Gas Fund, LP

Part I

Item 1. Business

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

The investment objective of UNL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of specified short-term futures contracts on natural gas called the “Benchmark Futures Contracts”, plus interest earned on UNL’s collateral holdings, less UNL’s expenses.

UNL seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K.

In addition, USCF believes that market arbitrage opportunities will cause daily changes in UNL's share price on the NYSE Arca on a percentage basis to closely track daily changes in UNL's per share NAV on a percentage basis. USCF further believes that the daily changes in average of the prices of the Benchmark Futures Contracts have historically closely tracked the daily changes in the spot price of natural gas. USCF believes that the net effect of these two expected relationships will be that the daily changes in the price of UNL's shares on the NYSE Arca on a percentage basis will continue to closely track the daily changes in the spot price of natural gas on a percentage basis, less UNL's expenses.

Specifically, UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

Investors should be aware that UNL’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas nor is UNL’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). This is because natural market forces called contango and backwardation have impacted the total return on an investment in UNL’s shares during the past year relative to a hypothetical direct investment in natural gas and, in the future, it is likely that the relationship between the market price of UNL’s shares and changes in the spot prices of natural gas will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing natural gas, which could be substantial.)

UNL’s shares began trading on November 18, 2009.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. Wainwright is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), a series of the USCF ETF Trust. USCF Advisers was also the investment adviser for the USCF Commodity Strategy Fund (the “Mutual Fund”), a series of the USCF Mutual Funds Trust, until March 2019, when the Mutual Fund liquidated all of its assets and distributed cash pro rata to all remaining shareholders. It was also the investment adviser for two series of the USCF ETF Trust that liquidated all of their assets and distributed cash pro rata to all remaining shareholders: the USCF SummerHaven SHPEI Index Fund (“BUY”), until October 2020, and the USCF SummerHaven SHPEN Index Fund (“BUYN”), until May 2020. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF serves as the general partner of UNL.

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

USO, UNG, UGA, UNL, USL, BNO, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in UNL may call 1-800-920-0259 or visit www.uscfinvestments.com or the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov.

USCF is required to evaluate the credit risk of UNL to the futures commission merchants (“FCMs”), oversee the purchase and sale of UNL's shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of UNL and manage UNL’s investments. USCF also pays the fees of ALPS Distributors, Inc. (“ALPS Distributors”), which serves as the marketing agent for UNL (the “Marketing Agent”), and The Bank of New York Mellon ("BNY Mellon"), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”), and provides accounting and transfer agent services for,  UNL since April 1, 2020. Brown Brothers Harriman & Co. ("BBH&Co.") served as the administrator and custodian for UNL prior to BNY Mellon. Certain fund accounting and fund administration services rendered by BBH&Co. to UNL and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

The limited partners take no part in the management or control of, and have a minimal voice in UNL's operations or business. Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis. If USCF voluntarily withdraws as general partner, however, the holders of a majority of UNL’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing USCF and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of UNL’s outstanding shares (excluding shares owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

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

The net assets of UNL consist primarily of investments in Futures Contracts and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, Other Natural Gas-Related Investments. Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K. UNL invests substantially the entire amount of its assets in Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of UNL are available on UNL’s website at www.uscfinvestments.com.

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

What is UNL’s Investment Strategy?

In managing UNL’s assets, USCF does not use a technical trading system that issues buy and sell orders. USCF instead employs a quantitative methodology whereby each time a Creation Basket is sold, USCF purchases Futures Contracts and Other Natural Gas-Related Investments, such as the Benchmark Futures Contracts, that have an aggregate market value that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

UNL intends to continue to pursue its investment objective as described above. By remaining invested as fully as possible in Futures Contracts or Other Natural Gas-Related Investments, USCF believes that the daily changes in percentage terms of UNL’s NAV will continue to closely track the daily changes in percentage terms in the average of the prices of the Benchmark Futures Contracts. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca closely tracking the per share NAV of UNL. Additionally, Futures Contracts as traded on the NYMEX have closely tracked the spot price of natural gas. Based on these expected interrelationships, USCF believes that the daily changes in the price of UNL’s shares traded on the NYSE Arca, on a percentage basis, have closely tracked and will continue to closely track on a daily basis, the daily changes in the spot price of natural gas, on a percentage basis. For performance data relating to UNL’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking UNL’s Benchmark” in this annual report on Form 10-K.

As a specific benchmark, USCF endeavors to place UNL’s trades in Natural Gas Interests and otherwise manage UNL’s investments so that “A” will be within plus/minus ten percent (10%) of “B,” where:

•	A is the average daily percentage change in UNL’s per share NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which UNL calculates its per share NAV; and

•	B is the average daily percentage change in the prices of the Benchmark Futures Contracts over the same period.

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

The specific Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of UNL’s investments in Futures Contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the natural gas market, position limits or other regulatory requirements limiting UNL’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Natural Gas-Related Investments. To the extent that UNL invests in Other Natural Gas-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contracts, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the OTC market. If UNL is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Futures Contract to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Natural Gas-Related Investments, a substantial portion of UNL’s assets could be invested in accordance with such priority in Other Natural Gas-Related Investments that are intended to replicate the return on the Benchmark Futures Contracts. As UNL’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Natural Gas-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on UNL’s ability to invest in OTC transactions and cleared swaps.

USCF may not be able to fully invest UNL’s assets in the Benchmark Futures Contracts having an aggregate notional amount exactly equal to UNL’s NAV. For example, as standardized contracts, the Benchmark Futures Contracts are for a specified amount of a particular commodity, and UNL’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, UNL may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Futures Contracts through the use of Other Natural Gas-Related Investments, such as OTC contracts that have better correlation with changes in price of the Benchmark Futures Contracts.

UNL anticipates that to the extent it invests in Futures Contracts other than contracts on natural gas (such as futures contracts for light, sweet crude oil, diesel- heating oil and other petroleum-based fuels) and Other Natural Gas-Related Investments, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Futures Contracts and Other Natural Gas-Related Investments against the current Benchmark Futures Contracts.

USCF does not anticipate letting UNL’s Futures Contracts expire and taking delivery of the underlying commodity. Instead, USCF will close existing positions, e.g., when it changes the Benchmark Futures Contracts or Other Natural Gas-Related Investments or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Futures Contracts or Other Natural Gas-Related Investments. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

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

Diesel-Heating Oil. Diesel-heating oil, also known as No. 2 fuel oil, accounts for 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The diesel- heating Oil Futures Contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market center. The ICE Futures also offers a diesel-heating Oil Futures Contract which trades in units of 42,000 U.S. gallons (1,000 barrels). The diesel-heating Oil Futures Contract is cash-settled against the prevailing market price for heating oil delivered to the New York Harbor.

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

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UNL is not) may hold, own or control. These levels and position limits apply to the futures contracts that UNL invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in a Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL could be ordered to reduce its Natural Gas NG Futures Contracts to below the 6,000 single month and/or 12,000 all month accountability level. As of December 31, 2020, UNL held 273 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. [For the year ended December 31, 2020, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contracts to expire to the next month contracts during a one-day period beginning two weeks from expiration of the contracts. For the year ended December 31, 2020, UNL did not exceed any position limits imposed by the NYMEX and ICE Futures.

On October 15, 2020, the CFTC approved a final rule that amends the existing federal position limits regime set forth in Part 150 of the CFTC’s regulations as well as the framework for exchange-set position limits and exemptions (such final rule, the “Position Limits Rule”). The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts. The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”). With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework. In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions. Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions. Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and UNL’s trading does not qualify as an enumerated bona fide hedge. Accordingly, the Position Limits Rule could negatively impact the ability of UNL to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UNL in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10% or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

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

Why Does UNL Purchase and Sell Futures Contracts?

UNL’s investment objective is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of specified short-term futures contracts on natural gas called the “Benchmark Futures Contracts”, plus interest earned on UNL’s collateral holdings, less UNL’s expenses.

In connection with investing in Futures Contracts and Other Natural Gas-Related Investments, UNL holds Treasuries, cash and/or cash equivalents that serve as segregated assets supporting UNL’s positions in Futures Contracts and Other Natural Gas-Related Investments. For example, the purchase of a Futures Contract with a stated value of $10 million would not require UNL to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the stated value of the Futures Contract, would be required. To secure its Futures Contract obligations, UNL would deposit the required margin with the FCMs and would separately hold, through its Custodian or FCMs, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.5 million (assuming a 5% margin).

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

Leverage

USCF endeavors to have the value of UNL's Treasuries, cash and cash equivalents, whether held by UNL or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Natural Gas-Related Investments. Commodity pools’ trading positions in futures contracts or other related investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. While USCF has not and does not intend to leverage UNL's assets, it is not prohibited from doing so under the LP Agreement.

Although permitted to do so under the LP Agreement, UNL has not and does not intend to leverage its assets and makes its investments accordingly. Consistent with this, UNL’s investment decisions will take into account the need for UNL to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UNL becoming leveraged, including by its holding of assets that have a high probability of causing the net asset value of the fund to be less than zero.

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

In addition to the Futures Contracts and options on the Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to natural gas. These derivatives transactions (also known as OTC contracts) are usually entered into between two parties in private contracts. Unlike most of the exchange-traded Futures Contracts or exchange- traded options on the Futures Contracts, each party to such contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract. To reduce the credit risk that arises in connection with such contracts, UNL will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC contract pursuant to guidelines approved by USCF's Board.

UNL may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP” transactions). In the most common type of EFRP transaction entered into by UNL, the OTC component is the purchase or sale of one or more baskets of UNL's shares. These EFRP transactions may expose UNL to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

UNL may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contracts. UNL would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.

During the reporting period of this annual report on Form 10-K, UNL has limited its derivatives activities to futures contracts in natural gas and EFRP transactions.

Pyramiding

UNL has not employed and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

Custodian, Registrar, Transfer Agent, and Administrator

USCF engaged The Bank of New York Mellon ("BNY Mellon"), a New York corporation authorized to do a banking business (“BNY Mellon”), to provide UNL and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

Marketing Agent

UNL also employs ALPS Distributors as its marketing agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

ALPS Distributors’ principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS Distributors is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

Payments to Certain Third Parties

USCF or the Marketing Agent, or an affiliate of USCF or the Marketing Agent, may directly or indirectly make cash payments to certain broker-dealers for participating in activities that are designed to make registered representatives and other professionals more knowledgeable about exchange-traded funds and exchange-traded products, including UNL and the Related Public Funds, or for other activities, such as participation in marketing activities and presentations, educational training programs, conferences, the development of technology platforms and reporting systems.

Additionally, pursuant to written agreements, USCF may make payments, out of its own resources, to financial intermediaries in exchange for providing services in connection with the sale or servicing of UNL's shares, including waiving commissions on the purchase or sale of shares of participating exchange-traded products.

Payments to a broker-dealer or intermediary may create potential conflicts of interest between the broker-dealer or intermediary and its clients. The amounts described above, which may be significant, are paid by USCF and/or the Marketing Agent from their own resources and not from the assets of UNL or the Related Public Funds.

Futures Commission Merchants

RBC Capital Markets LLC

On October 8, 2013, USCF entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets, LLC ("RBC Capital" or "RBC") to serve as UNL's FCM, effective October 10, 2013. This agreement requires RBC Capital to provide services to UNL, as of October 10, 2013, in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased or sold by or through RBC Capital for UNL’s account. For the period October 10, 2013 and after, UNL pays RBC Capital commissions for executing and clearing trades on behalf of UNL.

RBC Capital’s primary address is 3 World Financial Center, 200 Vesey St., New York, NY 10281. Effective October 10, 2013, RBC Capital became the futures clearing broker for UNL. RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

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

Various regulators and competition and enforcement authorities around the world, including in Canada, the United Kingdom, and the U.S., are conducting investigations related to certain past submissions made by panel banks in connection with the setting of the U.S. dollar London interbank offered rate (“LIBOR”). These investigations focus on allegations of collusion between the banks that were on the panel to make submissions for certain LIBOR rates. Royal Bank of Canada, RBC Capital’s indirect parent, is a member of certain LIBOR panels, including the U.S. dollar LIBOR panel, and has in the past been the subject of regulatory requests for information. In addition, Royal Bank of Canada and other U.S. dollar panel banks have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. The complaints in those private lawsuits assert claims against us and other panel banks under various U.S. laws, including U.S. antitrust laws, the CEA, and state law. On February 28, 2018, the motion by the plaintiffs in the class action lawsuits to have the class certified was denied in relation to Royal Bank of Canada. As such, unless that ruling is reversed on appeal, Royal Bank of Canada is no longer a defendant in any pending class action. Royal Bank of Canada is still a party to the various individual LIBOR actions. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

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

RCG Division of Marex Spectron

On May 28, 2020, UNL entered into a Commodity Futures Customer Agreement with RCG Division of Marex Spectron (“RCG”) to serve as a FCM for UNL. This agreement requires RCG to provide services to UNL in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased or sold by or through RCG for UNL's account. Under this agreement, UNL pays RCG commissions for executing and clearing trades on behalf of UNL.

RCG’s primary address is 360 Madison Avenue, 3rd Floor, New York, NY 10017. RCG is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RCG is a member of various U.S. futures and securities exchanges.

RCG is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of RCG’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RCG with respect to issues raised in various investigations. RCG complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. As of the date hereof, RCG has no material litigation to disclose as that term is defined under the CEA and the regulations promulgated thereunder.

RCG will act only as clearing broker for UNL and as such will be paid commissions for executing and clearing trades on behalf of UNL. RCG has not passed upon the adequacy or accuracy of this annual report on Form 10-K. RCG will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or UNL.

RCG is not affiliated with UNL or USCF. Therefore, neither USCF nor UNL believes that there are any conflicts of interest with RCG or its trading principals arising from its acting as UNL’s FCM.

E D & F Man Capital Markets Inc.

On June 5, 2020, UNL entered into a Customer Agreement E D & F Man Capital Markets Inc. (“MCM”) to serve as an FCM for UNL. This agreement requires MCM to provide services to UNL in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased or sold by or through MCM for UNL's account. Under this agreement, UNL pays MCM commissions for executing and clearing trades on behalf of UNL.

MCM’s primary address is 140 East 45th Street, 10th Floor, New York, NY 10017. MCM is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. MCM is a member of various U.S. futures and securities exchanges.

MCM is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of MCM’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with MCM with respect to issues raised in various investigations. MCM complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. As of the date hereof, MCM has no material litigation to disclose as that term is defined under the CEA and the regulations promulgated thereunder.

MCM will act only as clearing broker for UNL and as such will be paid commissions for executing and clearing trades on behalf of UNL. MCM has not passed upon the adequacy or accuracy of this annual report on Form 10-K. MCM will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or UNL.

MCM is not affiliated with UNL or USCF. Therefore, neither USCF nor UNL believes that there are any conflicts of interest with MCM or its trading principals arising from its acting as UNL’s FCM.

Macquarie Futures USA LLC

On December 3, 2020, UNL engaged Macquarie Futures USA LLC (“MFUSA”) to serve as an additional futures commission merchant for UNL. The Customer Agreement between UNL and MFUSA requires MFUSA to provide services to UNL in connection with the purchase and sale of futures contracts in Futures Contracts and Other Natural Gas-Related Investments that may be purchased or sold by or through MFUSA for UNL’s account. Under this agreement, UNL pays MFUSA commissions for executing and clearing trades on behalf of UNL.

MFUSA’s primary address is 125 West 55th Street, New York, NY 10019. MFUSA is registered in the United States with the CFTC as an FCM providing futures execution and clearing services covering futures exchanges globally. MFUSA is a member of various U.S. futures and securities exchanges.

MFUSA is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of MFUSA’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with MFUSA with respect to issues raised in various investigations. MFUSA complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. As of the date hereof, MFUSA has no material litigation to disclose as that term is defined under the CEA and the regulations promulgated thereunder.

MFUSA will act only as clearing broker for UNL and as such will be paid commissions for executing and clearing trades on behalf of UNL. MFUSA has not passed upon the adequacy or accuracy of this annual report on Form 10-K. MFUSA will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or UNL.

MFUSA is not affiliated with UNL or USCF. Therefore, neither USCF nor UNL believes that there are any conflicts of interest with MFUSA or its trading principals arising from its acting as UNL’s FCM.

Commodity Trading Advisor

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

•	The NAV of UNL’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by UNL and fluctuations in the prices of these assets could materially adversely affect an investment in UNL’s shares. Past performance is not necessarily indicative of futures results; all or substantially all of an investment in UNL could be lost.
•	COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of UNL’s investments.
•	An investment in UNL may provide little or no diversification benefits. Thus, in a declining market, UNL may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in UNL while incurring losses with respect to other asset classes.
•	Historical performance of UNL and the Benchmark Futures Contracts is not indicative of future performance.
•	The market price at which investors buy or sell shares may be significantly less or more than NAV.
•	Daily percentage changes in UNL’s NAV may not correlate with daily percentage changes in the average of the prices of the Benchmark Futures Contracts.
•	Daily percentage changes in the price of the Benchmark Futures Contracts may not correlate with daily percentage changes in the spot price of natural gas.
•	An investment in UNL is not a proxy for investing in the natural gas markets, and the daily percentage changes in the price of the Benchmark Futures Contracts, or the NAV of UNL, may not correlate with daily percentage changes in the spot price of natural gas.
•	Natural forces in the natural gas futures market known as “backwardation” and “contango” may increase UNL’s tracking error and/or negatively impact total return.
•	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts, which could cause the price of shares to substantially vary from the average of the prices of the Benchmark Futures Contract.
•	Risk mitigation measures imposed by UNL’s FCMs have the potential to cause tracking error by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts and other Futures Contracts, which could cause the price of UNL’s shares to substantially vary from the price of the Benchmark Futures Contracts.
•	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
•	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
•	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and UNL could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service ("IRS") does not accept the assumptions and conventions applied by UNL in allocating those items, with potential adverse consequences for an investor.
•	UNL could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
•	UNL is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UNL has a more complex tax treatment than traditional mutual funds.
•	If UNL is required to withhold tax with respect to any Non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
•	The impact of U.S. tax reform on UNL is uncertain.

•	UNL will be subject to credit risk with respect to counterparties to OTC contracts entered into by UNL or held by special purpose or structured vehicles.
•	Valuing OTC derivatives may be less certain than actively traded financial instruments.

Fees of UNL

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
BBH&Co., Custodian and Administrator(3)

Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of UNL’s and the Related Public Funds’ combined net assets, (b) 0.0465% for UNL’s and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once UNL’s and the Related Public Funds’ combined net assets exceed $1 billion.(2)

BNY Mellon, Custodian and Administrator(4)

Provides custody, fund accounting fund administration and transfer agency services to UNL and the Related Public Funds' based on average AUM. The annual fees for UNL and the combined Related Public Funds' may range from $0.4 million to $2.4 million depending on average AUM for any given year.

ALPS Distributors - Marketing Agent(4)	0.06% on UNL’s assets up to $3 billion and 0.04% on UNL’s assets in excess of $3 billion.

(1)	USCF pays this compensation.
(2)	The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7 to $15 per transaction for the funds.
(3)	BBH&Co. provided certain fund accounting and fund administration services to UNL through May 31, 2020.
(4)	BNY Mellon has served as the Custodian and Administrator of UNL since April 1, 2020.*

Compensation to USCF

UNL is contractually obligated to pay USCF a management fee based on 0.75% per annum on its average daily total net assets. Fees are calculated on a daily basis (accrued at 1/366 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of UNL’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between UNL and Non-Affiliated Service Providers (5)

Service Provider	Compensation Paid by UNL
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

RCG Division of Marex Spectron, Futures Commission Merchant

E D & F Man Capital Markets Inc., Futures Commission Merchant

MFUSA, Futures Commission Merchant

(5)	UNL pays this compensation.

New York Mercantile Exchange Licensing Fee(6) – 0.015% on all net assets.

(6)	Fees are calculated on a daily basis (accrued at 1/366 of the applicable percentage of NAV on that day) and paid on a monthly basis. UNL is responsible for its pro rata share of the assets held by UNL and the Related Public Funds, other than BNO, USCI and CPER.

Expenses Paid or Accrued by UNL from Inception through December 31, 2020 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$1,599,207
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$71,768
Other Amounts Paid or Accrued(7):	$1,499,716
Total Expenses Paid or Accrued:	$3,170,691
Expenses Waived(8):	$(1,147,245)
Total Expenses Paid or Accrued Excluding Expenses Waived(8) :	$2,023,446

(7)	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(8)	USCF has voluntarily agreed to pay certain expenses typically borne by UNL, to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by UNL from Inception through December 31, 2020 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.74% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.03% annualized
Other Amounts Paid or Accrued(9):	0.68% annualized
Total Expenses Paid or Accrued:	1.45% annualized
Expenses Waived(10):	0.51% annualized
Total Expenses Paid or Accrued Excluding Expenses Waived(10) :	0.94% annualized

(9)	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(10)

USCF has voluntarily agreed to pay certain expenses typically borne by UNL, to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. UNL also pays the fees and expenses associated with its audit, tax accounting and reporting requirements. These fees were approximately $51,400 for the fiscal year ended December 31, 2020. In addition, UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ended December 31, 2020 were $585,896 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2020 was $2,711.

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

Book Entry. Individual certificates are not issued for the shares. Instead, shares are represented by one or more global certificates, which are deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the shares outstanding at any time. Shareholders are limited to: (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (“Indirect Participants”), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the shares through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of shares. DTC Participants acting on behalf of investors holding shares through such participants’ accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System. Shares are credited to DTC Participants’ securities accounts following confirmation of receipt of payment.

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

The Administrator calculates the per share NAV of UNL once each NYSE Arca trading day. The per share NAV for a normal trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the Futures Contracts traded on the NYMEX, but calculates or determines the value of all other UNL investments (including Natural Gas Futures Contracts not traded on the NYMEX, Other Natural Gas-Related Investments and Treasuries) using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time in accordance with the current Administrative Agency Agreement among the Administrator, UNL and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by UNL in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

In addition, in order to provide updated information relating to UNL for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing per share NAV of UNL as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the active natural gas Futures Contracts on the NYMEX. The prices reported for the active Futures Contract month are adjusted based on the prior day’s spread differential between settlement values for the relevant contract and the spot month contract. In the event that the spot month contract is also the Benchmark Futures Contracts, the last sale price for that contract is not adjusted. The indicative fund value share basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the per share NAV, because the per share NAV is calculated only once at the end of each trading day based upon the relevant end of day values of UNL’s investments.

The indicative fund value is disseminated on a per share basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the NYMEX are 9:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which UNL’s shares are traded on the NYSE Arca, but real-time NYMEX trading prices for Futures Contracts traded on the NYMEX are not available. During such gaps in time, the indicative fund value will be calculated based on the end of day price of such Futures Contracts from the NYMEX’s immediately preceding trading session. In addition, other Natural Gas Interests and Treasuries held by UNL will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative fund value.

The NYSE Arca disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on NYSE Arca's website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of UNL shares on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of UNL and the indicative fund value. If the market price of UNL shares diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if UNL appears to be trading at a discount compared to the indicative fund value, a market professional could buy UNL shares on the NYSE Arca and sell short Natural Gas Futures Contracts. Such arbitrage trades can tighten the tracking between the market price of UNL and the indicative fund value and thus can be beneficial to all market participants.

UNL reserves the right to adjust the Share price of UNL in the future to maintain convenient trading ranges for investors. Any adjustments would be accomplished through stock splits or reverse stock splits. Such splits would decrease (in the case of a split) or increase (in the case of a reverse split) the proportionate net asset value per Share, but would have no effect on the net assets of UNL or the proportionate voting rights of shareholders or limited partners.

Creation and Redemption of Shares

UNL creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to UNL or the distribution by UNL of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of shares included in the baskets being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of UNL (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by UNL, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $350 to UNL for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with UNL in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UNL or USCF, and no such person will have any obligation or responsibility to UNL or USCF to effect any sale or resale of shares. As of December 31, 2020, 10 Authorized Participants had entered into agreements with USCF on behalf of UNL. During the year ended December 31, 2020, UNL issued 11 Creation Baskets and did not issue any Redemption Baskets.

Certain Authorized Participants are expected to be capable of participating directly in the physical natural gas market and the natural gas futures market. In some cases, Authorized Participants or their affiliates may from time to time buy or sell natural gas or Natural Gas Interests and may profit in these instances. USCF believes that the size and operation of the natural gas market make it unlikely that an Authorized Participant’s direct activities in the natural gas or securities markets will significantly affect the price of natural gas, Natural Gas Interests or the price of the shares.

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

By placing a purchase order, an Authorized Participant agrees to deposit Treasuries, cash, or a combination of Treasuries and cash, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Participant must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Participants may not withdraw a Creation Basket request, except as otherwise set forth in the procedures in the Authorized Participant Agreement.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a purchase order, an Authorized Participant agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC energy transaction (through itself or a designated acceptable broker) with UNL for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Participant fails to consummate (1) and (2), the order shall be cancelled. The number and types of contracts specified shall be determined by USCF, in its sole discretion, to meet UNL’s investment objective and shall be purchased as a result of the Authorized Participant’s purchase of shares.

Determination of Required Deposits

The total deposit required to create each Creation Basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of UNL (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of shares to be created under the purchase order is in proportion to the total number of shares outstanding on the purchase order date. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent will publish such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for transferring to UNL’s account with the Custodian the required amount of Treasuries and cash by the end of the second business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Participant’s DTC account on the second business day following the purchase order dates. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of UNL shall be borne solely by the Authorized Participant.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m., New York time, on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. UNL’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. USCF may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 100,000 shares (i.e., two baskets) or less, unless USCF has reason to believe that the placer of the redemption order does in fact possess all the outstanding shares and can deliver them.

Creation and Redemption Transaction Fee

To compensate UNL for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to UNL of $350 per order to create or redeem baskets, regardless of the number of baskets in such order. An order may include multiple baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until thirty (30) days after the date of the notice.

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

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of UNL at the time the Authorized Participant purchased the Creation Baskets and the NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Futures Contract market and the market for Other Natural Gas-Related Investments.

The prices of shares offered by Authorized Participants are expected to fall between UNL’s NAV and the trading price of the shares on the NYSE Arca at the time of sale. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with UNL in exchange for baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either UNL or USCF, and no such person has any obligation or responsibility to USCF or UNL to effect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including, among other things, the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Futures Contracts market and the market for Other Natural Gas-Related Investments. While the shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Futures Contracts and Other Natural Gas-Related Investments traded on the NYMEX may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, particularly if UNL has invested in Futures Contracts and Other Natural Gas-Related Investments traded on the NYMEX, trading spreads, and the resulting premium or discount, on the shares may widen.

Use of Proceeds

USCF causes UNL to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest UNL’s assets in Natural Gas-Interests and investments in Treasuries, cash and/or cash equivalents. When UNL purchases a Futures Contract and certain exchange-traded Other Natural Gas-Related Investments, UNL is required to deposit typically 5% to 30% with the selling FCMs on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Natural Gas Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in OTC Natural Gas Interests will generally impose similar collateral requirements on UNL. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

•	held on deposit with the FCMs or other custodian;

•	used for other investments, and

•	held in bank accounts to pay current obligations and as reserves.

Approximately 5% to 30% of UNL's assets have normally been committed to margin for commodity futures contracts. However, from time to time, the percentage of assets committed as margin may be substantially more, or less than, such range. An FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to USO to hold trading positions at any time. Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC contracts based on changes in the value of the Natural Gas Interests. Furthermore, ongoing collateral requirements with respect to OTC contracts are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under a Natural Gas Interests, and each party's creditworthiness. Margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held. In light of the differing requirements for initial payments under exchange-traded and OTC contracts and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of UNL's assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by UNL will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for UNL's benefit. USCF invests the balance of UNL's assets not invested in Natural Gas Interests or held in margin as reserves to be available for changes in margin. All interest income is used for UNL's benefit.

The assets of UNL posted as margin for Futures Contracts are held in segregated accounts pursuant to the CEA and CFTC regulations.

If UNL enters into a swap agreement, UNL must post both collateral and independent amounts to its swap counterparties. The amount of collateral UNL posts changes according to the amounts owed by UNL to its counterparty on a given swap transaction, while independent amounts are fixed amounts posted by UNL at the start of a swap transaction. Collateral and independent amounts posted to swap counterparties will be held by a third-party custodian.

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. The CEA provides for varying degrees of regulation of commodity interest transactions depending upon: (1) the type of instrument being traded (e.g., contracts for future delivery, forwards, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (e.g., retail or eligible contract participant), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization.

The offer and sale of shares of UNL, as well as shares of each Related Public Fund, is registered under the 1933 Act. UNL and the Related Public Funds are subject to the requirements of the 1933 Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. Firms' participation in the distribution of shares is regulated as described above, as well as by the self-regulatory association, FINRA.

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

A call option is said to be in-the-money if the strike price is below current market levels and out-of-the-money if the strike price is above current market levels. Conversely, a put option is said to be in-the-money if the strike price is above the current market levels and out-of- the-money if the strike price is below current market levels.

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

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. The NFA is the only self-regulatory association for commodities professionals other than the exchanges. As such, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity pool operators. USCF is a member of the NFA. As a member of the NFA, USCF is subject to NFA standards relating to fair trade practices, financial condition, and consumer protection.

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

On October 15, 2020, the CFTC approved the Position Limits Rule. The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts. The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”). With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework. In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions. Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions. Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023. The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and UNL’s trading does not qualify as an enumerated bona fide hedge. Accordingly, the Position Limits Rule could negatively impact the ability of UNL to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UNL in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10% or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

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

The Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities, and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Final Margin Rules), to a mandatory two-way minimum initial margin requirement. The minimum amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity. The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin for non-cleared swaps and non-cleared security-based swaps with financial end users (generally cash, certain government, government- sponsored enterprise securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold); and sets forth haircuts for certain collateral asset classes.

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

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. UNL is not a Covered Swap Entity under the Final Margin Rules but it is a financial end-user. Accordingly, UNL is currently subject to the variation margin requirements of the Final Margin Rules. However, UNL does not have material swaps exposure and, accordingly, UNL will not be subject to the initial margin requirements of the Final Margin Rules.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015 the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC adopted margin rules for security-based swap dealers and major security-based swap participants on June 21, 2019. The SEC's margin rules are generally aligned with the Final Margin Rules and the CFTC's margin rules, but they differ in a few key respects relating to timing for compliance and the manner in which initial margin must be segregated. UNL does not currently engage in security-based swap transactions and, therefore, the SEC's margin rules are not expected to apply to UNL.

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if UNL enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require UNL to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by UNL’s FCMs.

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

UNL's investment objective is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily percentage changes in the price of the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months' contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), plus interest earned on UNL's collateral holdings, less UNL's expenses. UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL's NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

UNL’s investment strategy is designed to provide investors with a means of investing indirectly in natural gas and to hedge against movements in the spot price of natural gas. An investment in UNL involves investment risk similar to a direct investment in Natural Gas Interests. An investment in UNL also involves investment risk similar to a direct investment in Futures Contracts and Other Natural Gas-Related Investments, and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of natural gas will have an efficient hedge only if the price they pay for their shares closely correlates with the price of natural gas. In addition to investment risk and correlation risk, an investment UNL involves tax risks, OTC and other risks.

Investment Risk

The daily changes in percentage terms of UNL’s shares per share NAV relates directly to daily changes in the average of the prices of the price Benchmark Futures Contracts and other assets held by UNL and fluctuations in the prices of these assets could materially adversely affect an investment in UNL’s shares. Past performance is not necessarily indicative of futures results; all or substantially all of an investment in UNL could be lost.

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

Economic conditions impacting natural gas. The demand for natural gas correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on natural gas demand and therefore may have an adverse impact on natural gas prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, pandemics, (e.g. COVID-19) government austerity programs, or currency exchange rate fluctuations, can also impact the demand for natural gas. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g., pandemics such as COVID-19) that impair the functioning of financial markets and institutions also may adversely impact the demand for natural gas.

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

COVID-19 and other infectious disease outbreak could negatively affect the valuation and performance of UNL’s investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious disease outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasigovernmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the UNL. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on UNL and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair the UNL’s ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of UNL’s service providers, adversely affect the value and liquidity of UNL’s investments, and negatively impact the UNL’s performance and your investment in UNL. The extent to which COVID-19 will affect UNL and UNL’s service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of the UNL’s investments could be impacted adversely.

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

Variables such as drought, floods, weather, pandemics (such as COVID-19) embargoes, tariffs and other political events may have a larger impact on natural gas prices and natural gas-linked instruments, including Futures Contracts and Other Natural Gas-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject UNL's investments to greater volatility than investments in traditional securities.

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

Historical performance of UNL and the Benchmark Futures Contracts is not indicative of future performance.

Past performance of UNL or the Benchmark Futures Contract is not necessarily indicative of future results. Therefore, past performance of UNL or the Benchmark Futures Contract should not be relied upon in deciding whether to buy shares of UNL.

Correlation Risk

Investors purchasing shares to hedge against movements in the price of natural gas will have an efficient hedge only if the price investors pay for their shares closely correlates with the price of natural gas. Investing in UNL’s shares for hedging purposes involves the following risks:

•	The market price at which the investor buys or sells shares may be significantly less or more than NAV.
•	Daily percentage changes in NAV may not closely correlate with daily percentage changes in the average of the prices of the Benchmark Futures Contracts.
•	Daily percentage changes in the average of the prices of the Benchmark Futures Contracts may not closely correlate with daily percentage changes in the price natural gas.

As of the date of this annual report on Form 10-K, significant market volatility has occurred in the oil markets and the oil futures markets. Such volatility is attributable to the COVID-19 pandemic, disputes among oil-producing companies, a corresponding collapse in demand for oil and a lack of on-land storage for oil. Although the volatility has abated in recent months, future volatility cannot be predicted. Volatility in the natural gas market was also elevated, but it did not reach the same extreme levels as the volatility in the oil futures market did. However, the COVID-19 pandemic could cause increased volatility in the future, the impact of which could limit UNL's ability to have a substantial portion of its assets invested in the Benchmark Futures Contracts. In such a circumstance, UNL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contract and/or Other Natural Gas-Related Investments.

The market price at which investors buy or sell shares may be significantly less or more than NAV.

UNL’s NAV per share will change throughout the day as fluctuations occur in the market value of UNL’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares, which is also the price shares can be redeemed with UNL by Authorized Participants in Redemption Baskets. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that. For example, a shortage of UNL shares in the market and other factors could cause UNL's shares to trade at a premium. Investors should be aware that such premiums can be transitory. To the extent an investor purchases shares that include a premium (e.g., because of a shortage of shares in the market due to the inability of Authorized Participants to purchase additional shares from UNL that could be resold into the market) and the cause of the premium no longer exists causing the premium to disappear (e.g., because more shares are available for purchase from UNL by Authorized Participants that could be resold into the market) such investor's return on its investment would be adversely impacted due to the loss of the premium.

Price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of natural gas and the Benchmark Futures Contracts at any point in time. For example, a shortage of UNL shares in the market and other factors could cause UNL's shares to trade at a premium. Investors should be aware that such premiums can be transitory. To the extent an investor purchases shares that include a premium (e.g., because of a shortage of shares in the market due to the inability of Authorized Participants to purchase additional shares from UNL that could be resold into the market) and the cause of the premium no longer exists causing the premium to disappear (e.g., because more shares are available for purchase from UNL  by Authorized Participants that could be resold into the market) such investor’s return on its investment would be adversely impacted due to the loss of the premium. See the risk factor, An unanticipated number of Creation Basket requests during a short period of time could result in a shortage of shares, below.

The NAV of UNL’s shares may also be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which natural gas is traded. While the shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Time, the trading hours for the futures exchanges on which natural gas trades may not necessarily coincide during all of this time. For example, while the shares trade on the NYSE Arca until 4:00 p.m. Eastern Time, liquidity in the global natural gas market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which natural gas is traded are closed, trading spreads and the resulting premium or discount on the shares may widen and, therefore, increase the difference between the price of the shares and the NAV of the shares.

Daily percentage changes in UNL’s NAV may not correlate with daily percentage changes in the average of the prices of the Benchmark Futures Contracts.

It is possible that the daily percentage changes in UNL's NAV per share may not closely correlate to daily percentage changes in the average of the prices of the Benchmark Futures Contracts. Non- correlation may be attributable to disruptions in the market for natural gas, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As UNL approaches or reaches position limits with respect to the Benchmark Futures Contracts and other Futures Contracts or in view of market conditions, UNL may begin investing in Other Natural Gas-Related Investments. In addition, UNL is not able to replicate exactly the changes in the price of the Benchmark Futures Contracts because the total return generated by UNL is reduced by expenses and transaction costs, including those incurred in connection with UNL’s trading activities, and increased by interest income from UNL's holdings of Treasuries (defined below). Tracking the Benchmark Futures Contracts requires trading of UNL’s portfolio with a view to tracking the Benchmark Futures Contracts over time and is dependent upon the skills of USCF and its trading principals, among other factors.

An investment in UNL is not a proxy for investing in the natural gas markets, and the daily percentage changes in the price of the Benchmark Futures Contracts, or the NAV of UNL, may not correlate with daily percentage changes in the spot price of natural gas.

An investment in UNL is not a proxy for investing in the natural gas markets. To the extent that investors use UNL as a means of indirectly investing in natural gas, there is the risk that the daily changes in the price of UNL’s shares on the NYSE Arca, on a percentage basis, will not closely track the daily changes in the spot price of natural gas on a percentage basis. This could happen if the price of shares traded on the NYSE Arca does not correlate closely with the value of UNL’s NAV; the changes in UNL’s NAV do not correlate closely with the changes in the price of the Benchmark Futures Contracts; or the changes in the price of the Benchmark Futures Contracts do not closely correlate with the changes in the cash or spot price of natural gas. This is a risk because if these correlations do not exist, then investors may not be able to use UNL as a cost-effective way to indirectly invest in natural gas or as a hedge against the risk of loss in natural gas-related transactions. The degree of correlation among UNL’s share price, the price of the Benchmark Futures Contracts and the spot price of natural gas depends upon circumstances such as variations in the speculative natural gas market, supply of and demand for Futures Contracts (including the Benchmark Futures Contracts) and Other Natural Gas-Related Investments, and technical influences on trading natural gas futures contracts. Investors who are not experienced in investing in natural gas futures contracts or the factors that influence that market or speculative trading in the natural gas markets and may not have the background or ready access to the types of information that investors familiar with these markets may have and, as a result, may be at greater risk of incurring losses from trading in UNL shares than such other investors with such experience and resources.

Natural forces in the natural gas futures market known as “backwardation” and “contango” may increase UNL’s tracking error and/or negatively impact total return.

The design of UNL's Benchmark Futures Contract consists of the near month contract to expire and the 11 following months, which are changed to the next month contract to expire and the 11 following months during one day each month. In the event of a natural gas futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the Benchmark Futures Contracts would tend to rise as it approaches expiration. Conversely, in the event of a natural gas futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the benchmark contracts would tend to decline as it approaches expiration. When compared to total return of other price indices, such as the spot price of natural gas, the impact of backwardation and contango may cause the total return of UNL’s per share NAV to vary significantly. Moreover, absent the impact of rising or falling natural gas prices, a prolonged period of contango could have a significant negative impact on UNL’s per share NAV and total return and investors could lose part or all of their investment.

While contango and backwardation are consistently present in trading in the futures markets, such conditions can be exacerbated by market forces. For example, extraordinary market conditions in the crude oil markets, including “super contango” (a higher level of contango arising from the overabundance of oil being produced and the limited availability of storage for such excess supply), occurred, and may continue to occur for an unknown duration, in the crude oil futures markets due to over-supply of crude oil in the face of weak demand during the COVID-19 pandemic when disputes among oil-producing countries regarding limitations on the production of oil also were occurring. Volatility in the natural gas market was also elevated, but it did not reach the same extreme levels as the volatility in the oil futures market did. However, the COVID-19 pandemic could cause increased volatility in the future, the impact of which could limit UNL’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, UNL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contract and/or Other Natural-Gas Related Investments.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting UNL's investments, including its ability to fully invest in the Benchmark Futures Contracts, which could cause the price of shares to substantially vary from the price of the Benchmark Futures Contracts.

Designated contract markets, such as the NYMEX, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UNL is not) may hold, own or control. These levels and position limits apply to the futures contracts that UNL invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX also set daily price fluctuation limits on futures contracts. The daily price limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in a Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL could be ordered to reduce its Natural Gas NG Futures Contracts to below the 6,000 single month and/or 12,000 all month accountability level. As of December 31, 2020, UNL held 273 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the year ended December 31, 2020, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contracts to expire to the next month contracts during a one day period beginning two weeks from expiration of the contracts. For the year ended December 31, 2020, UNL did not exceed any position limits imposed by the NYMEX and ICE Futures.

On October 15, 2020, the CFTC approved the Position Limits Rule. The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts. The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”). With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework. In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions. Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions. Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and UNL’s trading does not qualify as an enumerated bona fide hedge. Accordingly, the Position Limits Rule could negatively impact the ability of UNL to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UNL in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10% or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

Risk mitigation measures imposed by UNL’s FCMs have the potential to cause tracking error by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts and other Futures Contracts, which could cause the price of UNL’s shares to substantially vary from the price of the Benchmark Futures Contracts.

UNL’s FCMs have discretion to impose limits on the positions that UNL may hold in the Benchmark Futures Contracts as well as certain other months. To date, UNL’s FCMs have not imposed any such limits. However, were UNL’s FCMs to impose limits, UNL’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contracts and other Futures Contracts could be severely limited, which could lead UNL to invest in other Futures Contracts or, potentially, Other Natural Gas-Related Investments. UNL could also have to more frequently rebalance and adjust the types of holdings in its portfolio than is currently the case. This could inhibit UNL from pursuing its investment objective in the same manner that it has historically and currently.

In addition, when offering Creation Baskets for purchase, limitations imposed by exchanges and/or any of UNL’s FCMs could limit UNL’s ability to invest the proceeds of the purchases of Creation Baskets in Benchmark Futures Contracts and other Futures Contracts. If this were the case, UNL may invest in other permitted investments, including Other Natural Gas-Related Investments, and may hold larger amounts of Treasuries, cash and cash equivalents, which could impair UNL’s ability to meet its investment objective.

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

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and UNL could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by UNL in allocating those items, with potential adverse consequences for an investor.

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

Valuing OTC derivatives may be less certain than actively traded financial instruments.

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

Other Risks

UNL is not leveraged.

UNL has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, UNL's announced investment intentions, and any changes thereto, will take into account the need for UNL to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UNL becoming leveraged. If market conditions require it, these risk reduction procedures may occur on short notice if they occur other than during a roll or rebalance period.

UNL may temporarily limit the offering of Creation Baskets.

UNL may determine to limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants in order to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective. UNL will announce to the market through the filing of a Current Report on Form 8-K if it intends to limit the offering of Creation Baskets at any time. In such case, orders for Creation Baskets will be considered for acceptance in the order they are received by UNL and UNL would continue to accept requests for redemption of its shares from Authorized Participants through Redemption Baskets during the period of the limited offering of Creation Baskets.

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

UNL is not actively managed and its investment objective is to track the Benchmark Futures Contracts so that the average daily percentage change in UNL's NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

UNL is not actively managed by conventional methods. Accordingly, if UNL’s investments in Natural Gas Interests are declining in value, in the ordinary course, UNL will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out its positions in Futures Contracts and other permitted investments (i) in connection with the monthly change in the Benchmark Futures Contracts or when UNL otherwise determines it would be appropriate to do so, e.g., due to regulatory requirements or risk mitigation measures, or to avoid UNL becoming leveraged, and it reinvests the proceeds in new Futures Contracts or Other Natural Gas-Related Investments to the extent possible. USCF will seek to cause the NAV of UNL’s shares to track the Benchmark Futures Contracts during periods in which its price is flat or declining as well as when the price is rising.

UNL's ability to invest in the Benchmark Futures Contracts could be limited as a result of any or all of the following: evolving market conditions, a change in regulatory accountability levels and position limits imposed on UNL with respect to its investment in Futures Contracts, additional or different risk mitigation measures taken by market participants, generally, including UNL, with respect to UNL acquiring additional Futures Contracts, or UNL selling additional shares.

UNL may not meet the listing standards of NYSE Arca, which would adversely impact an investor’s ability to sell shares.

UNL's shares are listed for trading on the NYSE Arca under the market symbol “UNL.” NYSE Arca may suspend UNL’s shares from trading on the exchange with or without prior notice to UNL, upon failure of UNL to comply with the NYSE’s listing requirements, or when in its sole discretion, the NYSE Arca determines that such suspension of dealings is in the public interest or otherwise warranted. There can be no assurance that the requirements necessary to maintain the listing of UNL’s shares will continue to be met or will remain unchanged. If UNL were unable to meet the NYSE’s listing standards and were to become delisted, an investor’s ability to sell its shares would be adversely impacted.

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

The liquidity of UNL's shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the shares.

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

Only Authorized Participants may directly purchase from or redeem shares with, UNL through Creation Baskets or Redemption Baskets. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount to NAV per share.

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

Limited partners and shareholders do not participate in the management of UNL and do not control USCF, so they do not have any influence over basic matters that affect UNL.

The limited partners and shareholders take no part in the management or control, and have a minimal voice in UNL’s operations or business. Limited partners and shareholders must therefore rely upon the duties and judgment of USCF to manage UNL’s affairs. Limited partners and shareholders have no right to elect USCF on an annual or any other continuing basis. If USCF voluntarily withdraws, however, the holders of a majority of UNL’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing general partner and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 2/3 percent of UNL’s outstanding shares (excluding shares, if any, owned by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

UNL could become leveraged if it had insufficient assets to completely meet its margin or collateral requirements relating to its investments.

Although UNL does not and will not borrow money or use debt to satisfy its margin or collateral obligations in respect of its investments, it could become leveraged if UNL were to hold insufficient assets that would allow it to meet not only the current, but also future, margin or collateral obligations required for such investments. Such a circumstance could occur if UNL were to hold assets that have a value of less than zero.

USCF endeavors to have the value of UNL's Treasuries, cash and cash equivalents, whether held by UNL or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Natural Gas-Related Investments. Although permitted to do so under its Limited Partnership Agreement, UNL has not and does not intend to leverage its assets by making investments beyond its potential ability to meet the potential margin and collateral obligations relating to such investments. Consistent with this, UNL's investment decisions will take into account the need for UNL to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UNL becoming leveraged, including by its holding of assets that have a high probability of having a value of less than zero.

Limited partners and shareholders do not participate in the management of UNL and do not control USCF, so they do not have any influence over basic matters that affect UNL.

The limited partners and shareholders take no part in the management or control, and have a minimal voice in UNL's operations or business. Limited partners and shareholders must therefore rely upon the duties and judgment of USCF to manage UNL's affairs. Limited partners and shareholders have no right to elect USCF on an annual or any other continuing basis. If USCF voluntarily withdraws, however, the holders of a majority of UNL's outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing general partner and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 2/3 percent of UNL's outstanding shares (excluding shares, if any, owned by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

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

USCF’s Board of Directors currently consists of four Management Directors, each of whom are also executive officers or employees of USCF, and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright Holdings, Inc. (“Wainwright”), which is the sole member of USCF. The sole shareholder of Wainwright is Concierge Technologies, Inc., a company publicly traded under the ticker symbol “CNCG” (“Concierge”). Mr. Nicholas D. Gerber along with certain family members and certain other shareholders, owns the majority of the shares in Concierge, which is the sole shareholder of Wainwright, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and UNL, including their regulatory obligations.

There is a risk that UNL will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such UNL may not earn any profit.

UNL pays brokerage charges of approximately 0.03% of average total net assets based on brokerage fees of $3.50 per buy or sell, management fees of 0.04% of NAV on its average net assets, and OTC spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on UNL’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

These fees and expenses must be paid in all cases regardless of whether UNL's activities are profitable. Accordingly, UNL must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

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

UNL is not an investment company subject to the 1940 Act. Accordingly, investors do not have the protections afforded by that statute, which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

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

USCF serves as the general partner or sponsor to each of UNL and the Related Public Funds. USCF may have a conflict to the extent that its trading decisions for UNL may be influenced by the effect they would have on the other funds it manages. By way of example, if, as a result of reaching position limits imposed by the NYMEX, UNL purchased natural gas futures contracts, this decision could impact UNL's ability to purchase additional natural gas futures contracts if the number of contracts held by funds managed by USCF reached the maximum allowed by the NYMEX. Similar situations could adversely affect the ability of any fund to track its Benchmark Futures Contracts.

UNL may also be subject to certain conflicts with respect to its FCMs, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the FCMs. In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as UNL trades using the clearing broker to be used by UNL. A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by UNL.

UNL could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

UNL may terminate at any time, regardless of whether UNL has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by UNL or third parties or otherwise that would lead UNL to determine that it could no longer foreseeably meet its business objective or that UNL's aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of UNL unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal, or removal of USCF as the general partner of UNL could cause UNL to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate UNL. UNL’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

UNL does not expect to make cash distributions.

UNL has not previously made any cash distributions and intends to reinvest any realized gains in additional Natural Gas Interests rather than distributing cash to limited partners, or other shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, UNL generally does not expect to distribute cash to limited partners. An investor should not invest in UNL if the investor will need cash distributions from UNL to pay taxes on its share of income and gains of UNL, if any, or for any other reason. Nonetheless, although UNL does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Natural Gas Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. If this income becomes significant then cash distributions may be made.

An unanticipated number of Redemption Basket requests during a short period of time could have an adverse effect on UNL’s NAV.

If a substantial number of requests for redemption of Redemption Baskets are received by UNL during a relatively short period of time, UNL may not be able to satisfy the requests from UNL’s assets not committed to trading. As a consequence, it could be necessary to liquidate positions in UNL’s trading positions before the time that the trading strategies would otherwise dictate liquidation.

An unanticipated number of Creation Basket requests during a short period of time could result in a shortage of shares.

While USCF makes every effort to predict and maintain an adequate amount of shares outstanding, if a substantial number of requests for Creation Baskets are received by UNL during a relatively short period of time that substantially differ from past creation volumes, due to market volatility or otherwise, could result in circumstances where, because of high demand for its shares, UNL may not have sufficient shares available for sale to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Baskets.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of UNL would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in UNL compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares’ NAV, which is also the price shares can be redeemed with UNL by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from UNL's investment objective. Any potential impact to the market in shares of UNL that could occur from the Authorized Participant's inability to create new baskets would likely not extend beyond the time when additional shares would be registered and available for distribution.

UNL may determine that to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective it may limit its offers of Creation Baskets.

UNL may determine that UNL will limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits); (2) market conditions (including but not limited to those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures taken by UNL's current and other FCMs that limit UNL and other market participants from investing in particular natural gas futures contracts, UNL's management can determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

If such a determination is made, the same consequences associated with a suspension of the offering of Creation Baskets, as described in the foregoing risk factor, An unanticipated number of Creation Basket requests during a short period of time could result in a shortage of shares, could also occur as a result of UNL determining to limit the offering of creation baskets.

The Fund may potentially lose money on its holdings of money market mutual funds.

The SEC adopted amendments to Rule 2a-7 under the 1940 Act, which became effective in 2016, to reform money market funds (“MMFs”). While the rule applies only to MMFs, it may indirectly affect institutional investors such as UNL. A portion of UNL’s assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. UNL does not hold any non-government MMFs and does not anticipate investing in any non-government MMFs. However, if UNL invests in other types of MMFs besides government MMFs in the future, UNL could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

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

The failure or bankruptcy of a clearing broker or UNL's Custodian could result in a substantial loss of UNL’s assets and could impair UNL in its ability to execute trades.

The CEA and CFTC regulations impose several requirements on FCMs and clearing houses that are designed to protect customers, including mandating the implementation of risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs. In particular, the CEA and CFTC regulations require FCMs and clearing houses to segregate all funds received from customers from proprietary assets. There can be no assurance that the requirements imposed by the CEA and CFTC regulations will prevent losses to, or not materially adversely affect, UNL or its investors.

In particular, in the event of an FCM’s or clearing house’s bankruptcy, UNL could be limited to recovering either a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts or UNL may not recover any assets at all. UNL may also incur a loss of any unrealized profits on its open and closed positions. This is because if such a bankruptcy were to occur, UNL would be afforded the protections granted to customers of an FCM, and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCMs or an exchange’s clearing house if the customer property held by the FCMs or the exchange’s clearing house is insufficient to satisfy all customer claims.

Bankruptcy of a clearing FCMs can be caused by, among other things, the default of one of the FCM’s customers. In this event, the exchange’s clearing house is permitted to use the entire amount of margin posted by UNL (as well as margin posted by other customers of the FCM) to cover the amounts owed by the bankrupt FCM. Consequently, UNL could be unable to recover amounts due to it on its futures positions, including assets posted as margin, and could sustain substantial losses.

Notwithstanding that UNL could sustain losses upon the failure or bankruptcy of its FCM, the majority of UNL’s assets are held in Treasuries, cash and/or cash equivalents with UNL's Custodian and would not be impacted by the bankruptcy of an FCM.

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

In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.  UNL and its shareholders could be negatively impacted as a result. While USCF and the Related Public Funds, including UNL, have established business continuity plans, there are inherent limitations in such plans.

General Risk Factors

Changes to U.S. tariff and import/export regulations could have a negative effect on UNL.

There has been ongoing discussion and commentary regarding significant changes that have been and could be made to U.S. trade policies, treaties and tariffs. The new U.S. presidential administration and U.S. Congress is in the process of revisiting, and in some cases, reversing changes made by the prior U.S. presidential administration and there is uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, could have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and negatively impact UNL.

There is uncertainty surrounding potential legal, regulatory and policy changes by the new presidential administration in the United States that may directly affect financial institutions and the global economy.

As a result of the United States presidential election, which occurred on November 3, 2020 and subsequent senate runoff elections, there has been a change in control of the executive and legislative branches of the U.S. government. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and regulation of the energy sector, climate change, and the financial services industry, as well as changes in tax rates. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting the energy sector and financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect UNL and its investments.

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

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO's disclosures in late April and early May regarding constraints imposed on USO's ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the 1933 Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

On August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the CEA, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

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

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love, and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas (the “Lucas Class Action”). The Court thereafter consolidated the Lucas Class Action with two related putative class actions filed on July 31, 2020 and August 13, 2020, and appointed a lead plaintiff. The consolidated class action is pending in the U.S. District Court for the Southern District of New York under the caption In re: United States Oil Fund, LP Securities Litigation, Civil Action No. 1:20-cv-04740.

On November 30, 2020, the lead plaintiff filed an amended complaint (the “Amended Lucas Class Complaint”). The Amended Lucas Class Complaint asserts claims under the 1933 Act, the Exchange Act, and Rule 10b-5. The Amended Lucas Class Complaint challenges statements in registration statements that became effective on February 25, 2020 and March 23, 2020 as well as subsequent public statements through April 2020 concerning certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The Amended Lucas Class Complaint purports to have been brought by an investor in USO on behalf of a class of similarly-situated shareholders who purchased USO securities between February 25, 2020 and April 28, 2020 and pursuant to the challenged registration statements. The Amended Lucas Class Complaint seeks to certify a class and to award the class compensatory damages at an amount to be determined at trial as well as costs and attorney’s fees. The Amended Lucas Class Complaint named as defendants USCF, USO, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III, as well as the marketing agent, ALPS Distributors, Inc., and the Authorized Participants: ABN Amro, BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The lead plaintiff has filed a notice of voluntary dismissal of its claims against BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Morgan Stanley & Company, Inc., Nomura Securities International, Inc., RBC Capital Markets, LLC, SG Americas Securities LLC, and UBS Securities LLC.

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and move for their dismissal.

Wang Class Action

On July 10, 2020, purported shareholder Momo Wang filed a putative class action complaint, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes, III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC, in the U.S. District Court for the Northern District of California as Civil Action No. 3:20-cv-4596 (the “Wang Class Action”).

The Wang Class Action asserted federal securities claims under the 1933 Act, challenging disclosures in a March 19, 2020 registration statement. It alleged that the defendants failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The Wang Class Action was voluntarily dismissed on August 4, 2020.

Mehan Action

On August 10, 2020, purported shareholder Darshan Mehan filed a derivative action on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”). The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. All proceedings in the Mehan Action are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest such claims.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate derivative actions on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson in the U.S. District Court for the Southern District of New York at Civil Action No. 1:20-cv-06974 (the “Cantrell Action”) and Civil Action No. 1:20-cv-06981 (the “AML Action”), respectively.

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the Exchange Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

On September 9, 2020, the Court entered an order consolidating the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointing co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

43

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Price Range of Shares

UNL’s shares have traded on the NYSE Arca under the symbol “UNL” since November 18, 2009 As of December 31, 2020, UNL had approximately 1,123 holders of shares.

Dividends

UNL has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL did not have any shares redeemed for the three and twelve months ended December 31, 2020, respectively. There were no monthly redemptions for the last three months as indicated below.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/1/20 to 10/31/20	-	$-
11/1/20 to 11/30/20	-	-
12/1/20 to 12/31/20	-	-
Total	-

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2020, 2019, 2018, 2017 and 2016)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Total assets	$7,383	$3,434	$5,781	$8,414	$18,661
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(196)	$(869)	$510	$(3,137)	$2,943
Net income (loss)	$(215)	$(814)	$567	$(3,146)	$2,869
Weighted average limited partnership shares	587,397	452,329	671,507	1,027,534	1,387,568
Net income (loss) per share	$(0.69)	$(1.83)	$1.00	$(2.49)	$2.03
Net income (loss) per weighted average share	$(0.37)	$(1.80)	$0.84	$(3.06)	$2.07
Cash and cash equivalents at end of year	$6,498	$2,991	$5,167	$7,218	$15,061

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States 12 Month Natural Gas Fund, LP (“UNL”) included elsewhere in this annual report on Form 10-K.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. As of December 31, 2020, UNL held 273 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the year ended December 31, 2020, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the year ended December 31, 2020, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

On October 15, 2020, the CFTC approved the Position Limits Rule. The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts. The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”). With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework. In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions. Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions. Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and UNL’s trading does not qualify as an enumerated bona fide hedge. Accordingly, the Position Limits Rule could negatively impact the ability of UNL to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UNL in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10% or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

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

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. UNL is not a Covered Swap Entity under the Final Margin Rules, but it is a financial end-user. Accordingly, UNL is currently subject to the variation margin requirements of the Final Margin Rules. However, UNL does not have material swaps exposure and, accordingly, UNL will not be subject to the initial margin requirements of the Final Margin Rules.

The Dodd-Frank Act required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015 the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC adopted margin rules for security-based swap dealers and major security-based swap participants on June 21, 2019. The SEC’s margin rules are generally aligned with the Final Margin Rules and the CFTC’s margin rules, but they differ in a few key respects relating to timing for compliance and the manner in which initial margin must be segregated. UNL does not currently engage in security-based swap transactions and, therefore, the SEC’s margin rules are not expected to apply to UNL.

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

Price Movements

Natural gas futures prices were volatile during the year ended December 31, 2020 and exhibited moderate daily swings along with an uneven downward trend during the year. The price of the Benchmark Futures Contract started the year at $2.330 per million British thermal shares ("MMBtu"). The high of the year was on October 30, 2020 when the price reached $3.158 per MMBtu. The low of the year was on February 28, 2020 when the price dropped to $2.050 per MMBtu. The year ended with the Benchmark Futures Contract at $2.695 per MMBtu, an increase of approximately 15.67% over the year. UNL’s per share NAV began the year at $8.43 and ended the year at $7.74 on December 31, 2020, a decrease of approximately (8.19)% over the year. The Benchmark Futures Contract prices listed above began with the February 2020 to January 2021 contracts and ended with the February 2021 to January 2022 contracts. The increase of approximately 15.67% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL's Benchmark.”

During the year ended December 31, 2020, the natural gas futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of December 31, 2020, UNL had issued 6,150,000 shares, 950,000 of which were outstanding. As of December 31, 2020, there were 23,850,000 shares registered but not yet issued. UNL has registered 30,000,000 shares since inception.

More shares may have been issued by UNL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UNL cannot be resold by UNL. As a result, UNL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2020, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, JP Morgan Securities, Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	Year ended December 31, 2020	Year ended December 31, 2019
Per share net asset value, end of year	$7.74	$8.43
Average daily total net assets	$4,790,202	$4,339,278
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$21,225	$92,617
Annualized yield based on average daily total net assets	0.44%	2.13%
Management fee	$35,924	$32,545
Total fees and other expenses excluding management fees	$67,715	$80,812
Total amount of the expense waiver	$60,535	$74,303
Expenses before the allowance of the expense waiver	$103,639	$113,357
Expenses after the allowance of the expense waiver	$43,104	$39,054
Total commissions accrued to brokers	$1,633	$1,231
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$1,153	$1,084
Percentage of commissions accrued as a result of rebalancing	70.61%	88.06%
Commissions accrued as a result of creation and redemption activity	$480	$147
Percentage of commissions accrued as a result of creation and redemption activity	29.39%	11.94%

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

The decrease in the per share NAV for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to lower prices for natural gas and the related decrease in the value of the Natural Gas Futures Contracts in which UNL held and traded.

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2020, compared to the year ended December 31, 2019. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was lower during the year ended December 31, 2020, compared to the year ended December 31, 2019. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2020, compared to the year ended December 31, 2019 was due primarily to a decrease in professional fees.

The increase in total commissions accrued to brokers for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2020, the average daily change in the average of the prices of the Benchmark Futures Contracts was (0.154)%, while the average daily change in the per share NAV of UNL over the same time period was (0.158)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Futures Contracts for the same period was 5.179%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well UNL tracks its benchmark.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to December 31, 2020, the average daily change in the average price of the Benchmark Futures Contracts was (0.051)%, while the average daily change in the per share NAV of UNL over the same time period was (0.053)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Futures Contracts for the same period was 0.004%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well UNL tracks its benchmark.

The following two charts demonstrate the correlation between the changes in UNL's NAV and the changes in the Benchmark Futures Contracts. The first chart exhibits the daily changes in the last 30 valuation days ended December 31, 2020. The second chart measures monthly changes since December 31, 2015 through December 31, 2020.

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

For the year ended December 31, 2020, the actual total return of UNL as measured by changes in its per share NAV was (8.19)%. This is based on an initial per share NAV of $8.43 as of December 31, 2019 and an ending per share NAV as of December 31, 2020 of $7.74. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNL would have had an estimated per share NAV of $7.75 as of December 31, 2020, for a total return over the relevant time period of (8.07)%. The difference between the actual per share NAV total return of UNL of (8.19)% and the expected total return based on the Benchmark Futures Contract of (8.07)% was an error over the time period of (0.12)%, which is to say that UNL’s actual total return underperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the year ended December 31, 2019, the actual total return of UNL as measured by changes in its per share NAV was (17.84)%. This was based on an initial per share NAV of $10.26 as of December 31, 2018 and an ending per share NAV as of December 31, 2019 of $8.43. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $8.33 as of December 31, 2019, for a total return over the relevant time period of (18.81)%. The difference between the actual per share NAV total return of UNL of (17.84)% and the expected total return based on the Benchmark Futures Contracts of (18.81)% was an error over the time period of 0.97%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact UNL's ability to accurately track Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the average price of the Benchmark Futures Contracts. During the year ended December 31, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL's attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2020. Interest payments, and any other income, were retained within the portfolio and added to UNL's NAV. When this income exceeds the level of UNL's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by UNL may continue to be higher than interest earned by UNL. As such, USCF anticipates that UNL could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Futures Contracts. During the year ended December 31, 2020, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between December 31, 2010 and December 31, 2020. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the year ended December 31, 2020, natural gas prices in the United States increased by 15.99%. Prices reached their low for the year in late June at $1.482 and peaked in late October at $3.354 after falling to $1.544 by early June. Natural gas prices ended the year at $2.539. Prices have averaged about $2.58 over the last three years and $2.66 over the last five years. By year-end, the amount of natural gas in storage was 3,460 billion cubic feet, 8.3% above 2019 levels and 7.5% above the average of the previous five years. While both domestic demand and U.S. exports of natural gas have increased over the last five years, the robust ability of the U.S. energy industry to meet demand may continue to constrain natural gas prices unless periods of more extreme temperatures occur.

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

The 30-day annualized volatility of natural gas prices rose notably from late February to late May of 2020 and averaged about 69% during the second quarter, considerably higher than five-year average volatility of approximately 44%. However, natural gas price volatility during the rest of 2020 was similar to prior years. Natural gas price volatility in 2020 never reached the extreme level that occurred during the 2018-2019 winter. Likewise, natural gas price volatility remained well below the levels of volatility seen in crude oil markets. While some uncertainty in natural gas prices was likely a result of COVID-19 mitigation efforts, the effects from the COVID-19 pandemic were more muted as compared to the impact on crude oil markets.

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

For the ten-year time period between December 31, 2010 and December 31, 2020, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2020, the movement of natural gas was neither strongly correlated nor inversely correlated with crude oil, diesel-heating oil and unleaded gasoline. The movement of natural gas was somewhat correlated with large cap U.S. equities and global equities, and somewhat negatively correlated with U.S. government bonds.

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

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The comparison of the fiscal years ended December 31, 2019 and 2018 can be found in UNL’s annual report on Form 10-K for the fiscal year ended December 31, 2019 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL's account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNL's investments in money market funds and Treasuries is paid to UNL. During the year ended December 31, 2020, UNL's expenses did exceed the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2019, UNL's expenses did not exceed the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, UNL's NAV will be negatively impacted.

USCF endeavors to have the value of UNL's Treasuries, cash and cash equivalents, whether held by UNL or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Natural Gas-Related Investments.

Although permitted to do so under its Limited Partnership Agreement, UNL has not and does not intend to leverage its assets by making investments beyond its potential ability to meet the potential margin and collateral obligations relating to such investments. Consistent with this, UNL's investment decisions will take into account the need for UNL to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UNL becoming leveraged, including by its holding of assets that have a high probability of having a value of less than zero.

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2020, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of UNL by following various trading limitations and policies. In particular, UNL generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UNL to limit its credit exposure. An FCM, when acting on behalf of UNL in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UNL, all assets of UNL relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle UNL's assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account UNL's assets related to foreign Futures Contracts.

In the future, UNL may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2020, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $ 7,343,143 with the custodian and the FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL's custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2020, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

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

Contractual Obligations

UNL's primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of UNL's NAV, currently 0.60% for a NAV of $1 billion or less, and thereafter of 0.50% for a NAV above $1 billion.

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

In addition to USCF’s management fee, UNL pays its brokerage fees (including fees to an FCM), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UNL’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to an FCM are on a contract-by-contract, or round turn, basis. UNL also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements in Item 8 of this annual report on Form 10-K.

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

As of December 31, 2020, UNL's portfolio consisted of 273 Natural Gas Futures NG contracts traded on the NYMEX. As of December 31, 2020, UNL did not consist of Futures Contracts traded on the ICE Futures. For a list of current holdings, please see UNL's website at www.uscfinvestments.com.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by the Board. Furthermore, USCF on behalf of UNL only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. UNL will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

UNL anticipates that the use of Other Natural Gas-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of UNL. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact UNL’s ability to successfully track the Benchmark Futures Contracts.

Item 8. Financial Statements and Supplementary Data.

United States 12 Month Natural Gas Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UNL’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2020, UNL’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States 12 Month Natural Gas Fund, LP

Opinions on the Financial Statements

We have audited the accompanying statements of financial condition of United States 12 Month Natural Gas Fund, LP (the “Fund”) as of December 31, 2020 and 2019, including the schedule of investments as of December 31, 2020 and 2019, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States 12 Month Natural Gas Fund, LP as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Spicer Jeffries LLP

We have served as the Fund’s auditor since 2008.

Denver, Colorado

March 5, 2021

United States 12 Month Natural Gas Fund, LP

Statements of Financial Condition

At December 31, 2020 and December 31, 2019

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $6,497,522 and $2,990,732, respectively) (Notes 2 and 5)	$6,497,522	$2,990,732
Equity in trading accounts:
Cash and cash equivalents (at cost $845,621 and $803,973, respectively)	845,621	803,973
Unrealized gain (loss) on open commodity futures contracts	(21,964)	(435,678)
Receivable from General Partner (Note 3)	60,535	74,302
Dividends receivable	9	658
Interest receivable	174	247
Prepaid license fees	983	–
Prepaid insurance*	96	120

Total Assets	$7,382,976	$3,434,354

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$4,095	$2,759
Professional fees payable	25,000	57,027
Brokerage commissions payable	391	571
Directors’ fees payable*	2,030	103

Total Liabilities	31,516	60,460

Commitments and Contingencies (Notes 3, 4 & 5)

Partners' Capital
General Partners	–	–
Limited Partners	7,351,460	3,373,894
Total Partners' Capital	7,351,460	3,373,894

Total Liabilities and Partners' Capital	$7,382,976	$3,434,354

Limited Partners' shares outstanding	950,000	400,000
Net asset value per share	$7.74	$8.43
Market value per share	$7.59	$8.39

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Schedule of Investments

At December 31, 2020

	Notional Amount	Number of Contracts	Fair Value/Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2021 contracts, expiring January 2021	$625,427	23	$(41,457)	(0 .56)
NYMEX Natural Gas Futures NG March 2021 contracts, expiring February 2021	595,284	23	(14,304)	(0 .19)
NYMEX Natural Gas Futures NG April 2021 contracts, expiring March 2021	522,925	22	35,435	0 .48
NYMEX Natural Gas Futures NG May 2021 contracts, expiring April 2021	568,664	23	18,986	0 .26
NYMEX Natural Gas Futures NG June 2021 contracts, expiring May 2021	579,127	23	21,403	0 .29
NYMEX Natural Gas Futures NG July 2021 contracts, expiring June 2021	589,700	23	27,850	0 .38
NYMEX Natural Gas Futures NG August 2021 contracts, expiring July 2021	561,704	22	35,596	0 .48
NYMEX Natural Gas Futures NG September 2021 contracts, expiring August 2021	618,613	23	5,147	0 .07
NYMEX Natural Gas Futures NG October 2021 contracts, expiring September 2021	652,383	23	(21,953)	(0 .30)
NYMEX Natural Gas Fututes NG November 2021 contracts, expiring October 2021	649,795	22	(34,675)	(0 .47)
NYMEX Natrual Gas Futures NG December 2021 contracts, expiring November 2021	713,702	23	(43,712)	(0 .59)
NYMEX Natural Gas Futures NG January 2022 contracts, expiring December 2021	701,660	23	(10,280)	(0 .14)
Total Open Futures Contracts*	$7,378,984	273	$(21,964)	(0 .29)

	Shares/Principal Amount	Market Value	% of Partners' Capital
Cash Equivalents
United States Money Market Funds
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.02%#	1,000,000	$1,000,000	13.60
Total United States Money Market Funds		$1,000,000	13.60

#	Reflects the 7-day yield at December 31, 2020.
*	Collateral amounted to $845,621 on open commodity futures contracts.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Schedule of Investments

December 31, 2019

	Notional	Number of	Value/ Unrealized Gain (Loss) on Open Commodity	% of Partners'
	Amount	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2020 contracts, expiring January 2020	$372,317	12	$(109,637)	(3.25)
NYMEX Natural Gas Futures NG March 2020 contracts, expiring February 2020	355,883	12	(96,923)	(2.87)
NYMEX Natural Gas Futures NG April 2020 contracts, expiring March 2020	318,189	12	(60,309)	(1.79)
NYMEX Natural Gas Futures NG May 2020 contracts, expiring April 2020	337,171	13	(52,731)	(1.56)
NYMEX Natural Gas Futures NG June 2020 contracts, expiring May 2020	311,571	12	(42,051)	(1.25)
NYMEX Natural Gas Futures NG July 2020 contracts, expiring June 2020	306,018	12	(29,658)	(0.88)
NYMEX Natural Gas Futures NG August 2020 contracts, expiring July 2020	303,009	12	(24,729)	(0.73)
NYMEX Natural Gas Futures NG September 2020 contracts, expiring August 2020	277,911	12	(591)	(0.02)
NYMEX Natural Gas Futures NG October 2020 contracts, expiring September 2020	294,317	12	(12,797)	(0.38)
NYMEX Natural Gas Futures NG November 2020 contracts, expiring October 2020	291,221	12	19	0.00 *
NYMEX Natural Gas Futures NG December 2020 contracts, expiring November 2020	323,237	12	(10,877)	(0.32)
NYMEX Natural Gas Futures NG January 2021 contracts, expiring December 2020	321,794	12	4,606	0.14
Total Open Futures Contracts**	$3,812,638	145	$(435,678)	(12.91)

	Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.05%, 1/02/2020	$100,000	$99,994	2.96
2.03%, 1/09/2020	200,000	199,911	5.93
2.01%, 1/16/2020	100,000	99,917	2.96
2.04%, 1/23/2020	100,000	99,877	2.96
2.02%, 1/30/2020	100,000	99,839	2.96
1.90%, 2/06/2020	100,000	99,812	2.96
1.87%, 2/13/2020	100,000	99,778	2.96
1.85%, 2/20/2020	100,000	99,745	2.96
1.85%, 2/27/2020	100,000	99,710	2.96
1.83%, 3/05/2020	200,000	199,354	5.91
1.84%, 3/19/2020	100,000	99,606	2.95
1.88%, 3/26/2020	200,000	199,122	5.90
1.70%, 4/02/2020	100,000	99,568	2.95
1.64%, 4/09/2020	100,000	99,552	2.95
1.60%, 4/16/2020	100,000	99,532	2.95
1.60%, 4/23/2020	100,000	99,501	2.95
1.59%, 4/30/2020	100,000	99,475	2.95
1.54%, 5/07/2020	100,000	99,462	2.95
1.55%, 5/14/2020	100,000	99,427	2.95
1.55%, 5/21/2020	100,000	99,399	2.95
1.58%, 5/28/2020	100,000	99,354	2.94
1.53%, 6/04/2020	100,000	99,346	2.94
1.53%, 6/11/2020	100,000	99,315	2.94
1.54%, 6/18/2020	100,000	99,284	2.94
1.57%, 6/25/2020	100,000	99,237	2.94
Total Treasury Obligations		2,789,117	82.67

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	400,000	400,000	11.86
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	100,000	100,000	2.96
Total Money Market Funds		500,000	14.82
Total Cash Equivalents		$3,289,117	97.49

* Represents less than 0.005%.

** Collateral amounted to $803,973 on open futures contracts.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Operations

For the years ended December 31, 2020, 2019 and 2018

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(608,115)	$(479,014)	$(11,739)
Change in unrealized gain (loss) on open commodity futures contracts	413,714	(389,575)	522,819
Dividend income	2,604	11,525	24,807
Interest income*	18,621	81,092	86,283
ETF transaction fees	1,400	700	2,800
Total Income (Loss)	$(171,776)	$(775,272)	$624,970

Expenses
General Partner management fees (Note 3)	$35,924	$32,545	$48,189
Professional fees	62,653	77,834	65,849
Brokerage commissions	1,633	1,231	1,334
Directors' fees and insurance	2,711	1,096	1,447
License fees	718	651	964
Total Expenses	$103,639	$113,357	$117,783
Expense waiver	(60,535)	(74,303)	(59,956)
Net Expenses	$43,104	$39,054	$57,827
Net Income (Loss)	$(214,880)	$(814,326)	$567,143
Net Income (Loss) per limited partner share	$(0.69)	$(1.83)	$1.00
Net Income (Loss) per weighted average limited partner share	$(0.37)	$(1.80)	$0.84
Weighted average limited partner shares outstanding	587,397	452,329	671,507

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statement of Changes in Partners' Capital

For the years ended December 31, 2020, 2019 and 2018

	Limited Partners*
	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Balances at beginning of year	$3,373,894	$5,642,871	$8,334,440
Addition of 550,000, – and 50,000 partnership shares, respectively	4,192,446	–	584,722
Redemption of (–), 150,000 and 400,000 partnership shares, respectively	–	(1,454,651)	(3,843,434)
Net income (loss)	(214,880)	(814,326)	567,143

Balances at end of year	$7,351,460	$3,373,894	$5,642,871

*	General Partners' shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$(214,880)	$(814,326)	$567,143
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(413,714)	389,575	(522,819)
(Increase) decrease in receivable from General Partner	13,767	(14,346)	1,757
(Increase) decrease in dividends receivable	649	1,921	(260)
(Increase) decrease in interest receivable	73	42	(201)
(Increase) decrease in prepaid insurance*	24	(120)	253
(Increase) decrease in other assets	–	216	(216)
Increase (decrease) in payable due to Broker	–	(81,581)	81,581
Increase (decrease) in General Partner management fees payable	1,336	(950)	(1,784)
Increase (decrease) in professional fees payable	(32,027)	5,541	(21,209)
Increase (decrease) in brokerage commissions payable	(180)	–	(610)
Increase (decrease) in directors' fees payable*	1,927	(22)	(62)
Increase (decrease) in insurance payable	(983)	(516)	516
Increase (decrease) in license fees payable	–	–	(331)
Net cash provided by (used in) operating activities	(644,008)	(514,566)	103,758

Cash Flows from Financing Activities:
Addition of partnership shares	4,192,446	–	584,722
Redemption of partnership shares	–	(1,454,651)	(3,843,434)
Net cash provided by (used in) financing activities	4,192,446	(1,454,651)	(3,258,712)

Net Increase (Decrease) in Cash and Cash Equivalents	3,548,438	(1,969,217)	(3,154,954)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	3,794,705	5,763,922	8,918,876
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$7,343,143	$3,794,705	$5,763,922

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$6,497,522	$2,990,732	$5,167,367
Equity in Trading Accounts:
Cash and cash equivalents	845,621	803,973	596,555
Total Cash, Cash Equivalents and Equity in Trading Accounts	$7,343,143	$3,794,705	$5,763,922

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Financial Statements

For the years ended December 31, 2020, 2019 and 2018

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

UNL seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K.

In addition, USCF believes that market arbitrage opportunities will cause daily changes in UNL’s share price on the NYSE Arca on a percentage basis to closely track daily changes in UNL’s per share NAV on a percentage basis. USCF further believes that the daily changes in average of the prices of the Benchmark Futures Contracts have historically closely tracked the daily changes in the spot price of natural gas. USCF believes that the net effect of these two expected relationships will be that the daily changes in the price of UNL’s shares on the NYSE Arca on a percentage basis will continue to closely track the daily changes in the spot price of natural gas on a percentage basis, less UNL’s expenses.

Specifically, UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

Investors should be aware that UNL’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas nor is UNL’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in UNL’s shares during the past year relative to a hypothetical direct investment in natural gas and, in the future, it is likely that the relationship between the market price of UNL’s shares and changes in the spot prices of natural gas will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing natural gas, which could be substantial.)

United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below).

As of December 31, 2020, UNL held 273 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

Authorized Participants pay a transaction fee of $350 to UNL for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UNL but rather at market prices quoted on such exchange.

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of December 31, 2020, UNL had registered a total of 30,000,000 shares.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2020.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UNL receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in UNL’s statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale.  For the years ended December 31, 2020, 2019 and 2018, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $2,711 for UNL and, in the aggregate for UNL and the Related Public Funds, $585,896. For the year ended December 31, 2019 these fees and expenses were $556,951 for UNL and the Related Public Funds. UNL's portion of such fees and expenses for the year ended December 31, 2019 was $1,096. For the year ended December 31, 2018, these fees and expenses were $521,689 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2018 was $1,447.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2020, 2019 and 2018, UNL incurred $718, $651 and $964, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $51,400 for the year ending December 31, 2020, approximately $77,800 for the year ended December 31, 2019 and approximately $65,000 for the year ended December 31, 2018. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2020, USCF waived $60,535 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Brokerage and Futures Commission Merchant Agreements

UNL entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UNL's FCM effective October 10, 2013.  UNL has engaged each of RCG Division of Marex Spectron ("RCG"), E D & F Man Capital Markets Inc. ("MCM") and Macquarie Futures USA LLC ("MFUSA") to serve as an additional FCM to UNL effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with UNL's FCMs require the FCMs to provide services to UNL in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNL’s account. In accordance with the FCM agreements, UNL pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNL also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Total commissions accrued to brokers	$1,633	$1,231	$1,334
Total commissions as annualized percentage of average total net assets	0.03%	0.03%	0.02%
Commissions accrued as a result of rebalancing	$1,153	$1,084	$823
Percentage of commissions accrued as a result of rebalancing	70.61%	88.06%	61.69%
Commissions accrued as a result of creation and redemption activity	$480	$147	$511
Percentage of commissions accrued as a result of creation and redemption activity	29.39%	11.94%	38.31%

The increase in total commissions accrued to brokers for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to a higher number of natural gas futures contracts being held and traded.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The CEA requires FCMs to segregate all customer transactions and assets from the FCM’s proprietary activities. To reduce the credit risk that arises in connection with OTC swaps, UNL will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

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

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on UNL and reflect the consequences as appropriate in UNL's accounting and financial reporting. The recent pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on UNL and its investments.

All of the futures contracts held by UNL through December 31, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2020 and December 31, 2019, UNL held investments in money market funds in the amounts of $1,000,000 and $500,000, respectively. UNL also holds cash deposits with its custodian. As of December 31, 2020 and December 31, 2019, UNL held cash deposits and investments in Treasuries in the amounts of $6,343,143 and $3,294,705 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2020, 2019 and 2018 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Per Share Operating Performance:
Net asset value, beginning of year	$8.43	$10.26	$9.26
Total income (loss)	(0.62)	(1.74)	1.09
Total expenses	(0.07)	(0.09)	(0.09)
Net increase (decrease) in net asset value	(0.69)	(1.83)	1.00
Net asset value, end of year	$7.74	$8.43	$10.26

Total Return	(8.19)%	(17.84)%	10.80%

Ratios to Average Net Assets
Total income (loss)	(3.59)%	(17.87)%	9.73%
Management fees	0.75%	0.75%	0.75%
Expenses excluding management fees	1.41%	1.86%	1.08%
Expense waived	(1.26)%	(1.71)%	(0.93)%
Net expense excluding management fees	0.15%	0.15%	0.15%
Net income (loss)	(4.49)%	(18.77)%	8.83%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UNL.

NOTE 7  — QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2020 and 2019.

	First Quarter 2020	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020
Total Income (Loss)	$(315,759)	$(79,714)	$784,562	$(560,865)
Total Expenses	22,976	26,044	27,598	27,021
Expense Waivers	(16,022)	(17,683)	(14,037)	(12,793)
Net Expense	6,954	8,361	13,561	14,228
Net Income (Loss)	$(322,713)	$(88,075)	$771,001	$(575,093)
Net Income (Loss) per Share	$(0.80)	$(0.08)	$1.02	$(0.83)

	First Quarter 2019	Second Quarter 2019	Third Quarter 2019	Fourth Quarter 2019
Total Income (Loss)	$123,909	$(614,755)	$(111,493)	$(172,933)
Total Expenses	31,893	31,133	25,256	25,075
Expense Waivers	(20,977)	(21,137)	(16,088)	(16,101)
Net Expense	10,916	9,996	9,168	8,974
Net Income (Loss)	$112,993	$(624,751)	$(120,661)	$(181,907)
Net Income (Loss) per Share	$0.24	$(1.39)	$(0.27)	$(0.41)

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

The following table summarizes the valuation of UNL's securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$1,000,000	$1,000,000	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	(21,964)	(21,964)	–	–

The following table summarizes the valuation of UNL's securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$3,289,117	$3,289,117	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	(435,678)	(435,678)	–	–

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments
Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value at December 31, 2020	Fair Value at December 31, 2019
Futures - Commodity Contracts	Assets	$(21,964)	$(435,678)

The Effect of Derivative Instruments on the Statements of Operations
		For the year ended December 31, 2020		For the year ended December 31, 2019		For the year ended December 31, 2018
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) in Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) in Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(608,115)		$(479,014)		$(11,739)

	Change in unrealized gain (loss) on open positions		$413,714		$(389,575)		$522,819

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, which changes certain fair value measurement disclosure requirements. The new ASU, in addition to other modifications and additions, removes the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the Fund's policy for the timing of transfers between levels. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Fund has evaluated the implications of certain provisions of the ASU and has determined that there will be no material impacts to the financial statements.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UNL has no executive officers. Pursuant to the terms of the LP Agreement, UNL's affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	58	Management Director, Vice President
Andrew F. Ngim	60	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	61	Management Director
John P. Love	49	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	57	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	62	Chief Compliance Officer
Ray W. Allen	64	Portfolio Manager
Kevin A. Baum	50	Chief Investment Officer
Gordon L. Ellis	74	Independent Director
Malcolm R. Fobes III	56	Independent Director
Peter M. Robinson	63	Independent Director

Ray W. Allen, 64, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager since May 2015, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO since September 2009, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (4) USOU and USOD from July 2017 to December 2019, and (5) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, since May 2018. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 50, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved as an NFA principal and associated person of USCF since April 2016 and, as of January 2017, a branch manager of USCF. As of February 2017, he also is an associated person and branch manager of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 57, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc. ("Concierge"), the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 58, Vice President since May 15, 2015 and Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015 and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co- founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 26, 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNCG.” Concierge is the sole shareholder of Wainwright. He is also the CEO and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019. Mr. Gerber also is the President and a director of Wainwright, a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 49, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of Wainwright, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 60, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017, (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 61, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 62, Chief Compliance Officer of USCF since February 2013. In addition, she served USCF as the General Counsel from May 2015 through April 2018 and the Assistant General Counsel from August 2011 through April 2015. Ms. Yu also served as the General Counsel of Concierge, the parent of Wainwright from November 2017 through December 2018. Ms. Yu has served as (1) Chief Compliance Officer of USCF Advisers and USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, (2) Chief AML Officer of USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, and (3) Chief Legal Officer of USCF Advisers and USCF ETF Trust from May 2015 through April 2018 and of USCF Mutual Funds Trust from October 2016 through April 2018. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 74, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 56, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 63, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Carolyn M. Yu and Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Carolyn M. Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in UNL. Ray W. Allen and Andrew F. Ngim make trading and investment decisions for UNL. Ray W. Allen, Andrew F. Ngim and Kevin Sheehan execute trades on behalf of UNL. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kevin Sheehan, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum, Kevin Sheehan and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III, and Peter M. Robinson). The audit committee is governed by an audit committee charter that is posted on UNL’s website at www.uscfinvestments.com. Any shareholder of UNL may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Other Committees

Since the individuals who perform work on behalf of UNL are not compensated by UNL, but instead by USCF, UNL does not have a compensation committee. Similarly, since the directors noted above serve on the Board of USCF, there is no nominating committee of the Board that acts on behalf of UNL. USCF believes that it is necessary for each member of the Board to possess many qualities and skills. USCF further believes that all directors should possess a considerable amount of business management and educational experience. When vacancies in USCF’s Board occur, the members of the Board consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics. In connection with this, the Board also considers issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Board does not have a formal policy with respect to diversity; however, the Board believes that it is essential that the Board members represent diverse viewpoints.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Mr. John P. Love, who also serves as USCF’s President and Chief Executive Officer. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of UNL’s independent auditors and the oversight of UNL’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and UNL’s customers, employees, suppliers and the communities impacted by UNL. The non- management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to UNL’s Corporate Governance Policy.

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

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face UNL and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by UNL, including Futures Contracts and Other Natural Gas-Related Investments such as OTC swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by UNL. The policies, among other things, limit UNL’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

UNL does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UNL and other entities controlled by USCF. UNL does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UNL pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.75% of average daily total net assets. For 2020, UNL accrued aggregate management fees of $35,924.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2020, by the directors of USCF. UNL’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2020 was $2,711.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas D. Gerber	$-	NA	NA	NA	$-	$-	$-
John P. Love	$-	NA	NA	NA	$-	$-	$-
Andrew F Ngim	$-	NA	NA	NA	$-	$-	$-
Robert L. Nguyen	$-	NA	NA	NA	$-	$-	$-
Independent Directors					-	-
Peter M. Robinson	$699	NA	NA	NA	$-	$-	$699
Gordon L. Ellis	$699	NA	NA	NA	$-	$-	$699
Malcolm R. Fobes III(1)	$838	NA	NA	NA	$-	$-	$838

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF own any shares of UNL. In addition, UNL is not aware of any 5% holder of its shares as of February 10, 2021.

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

Director Independence

In February 2017, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, UNL or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to UNL by its independent auditors for the last two fiscal years are as follows:

	2020	2019
Audit fees	$25,000	$25,000
Audit-related fees
Tax fees
All other fees
	$25,000	$25,000

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(6)	Third Amended and Restated Agreement of Limited Partnership.
3.3(8)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(14)	Description of Securities.
10.1(3)	Form of Authorized Participant Agreement.
10.2(4)	Marketing Agent Agreement.
10.3(5)	Amendment Agreement to the Marketing Agent Agreement.
10.4(2)	Second Amendment Agreement to the Marketing Agent Agreement.
10.5(7)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.6(9)	Form of Custody Agreement with The Bank of New York Mellon.
10.7(9)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.8(9)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon
10.9(10)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.10(11)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.11(12)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.12(13)	Form of Customer Agreement with Macquarie Futures USA LLC.
23.1(15)	Consent of Independent Registered Public Accounting Firm.
31.1(15)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(15)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(15)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(15)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-144409) filed on July 6, 2007.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2012, filed on March 26, 2013.
(3)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-144409) filed on November 2, 2009.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-144409) filed on September 24, 2009.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 14, 2012.
(6)	Incorporated by reference to Registrant’s report on Form 8-K filed on December 15, 2017.
(7)	Incorporated by reference to Registrant’s report on Form 8-K filed on October 24, 2011.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2015, filed on March 24, 2016.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 9, 2020.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 20, 2020.
(15)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States 12 Month Natural Gas Fund, LP (Registrant)

By: United States Commodity Funds LLC, its general partner

By: /s/ John P. Love

John P. Love

President and Chief Executive Officer

(Principal executive officer)

Date: March 5, 2021

By:/s/	Stuart P. Crumbaugh

Stuart P. Crumbaugh

Chief Financial Officer

(Principal financial and accounting officer)

Date: March 5, 2021

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 5, 2021
Nicholas D. Gerber

/s/ John P. Love	Management Director	March 5, 2021
John P. Love

/s/ Andrew F Ngim	Management Director	March 5, 2021
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	March 5, 2021
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	March 5, 2021
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 5, 2021
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 5, 2021
Malcolm R. Fobes III