Form 10-Q
period 2021-03-31
United States 12 Month Natural Gas Fund, LP
filed 2021-05-12
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	⌧	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ⌧ No

The registrant had 1,050,000 outstanding shares as of April 26, 2021.

United States 12 Month Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $7,421,844 and $6,497,522, respectively) (Notes 2 and 5)	$7,421,844	$6,497,522
Equity in trading accounts:
Cash and cash equivalents (at cost $882,931 and $845,621, respectively)	882,931	845,621
Unrealized gain (loss) on open commodity futures contracts	(26,921)	(21,964)
Receivable from General Partner (Note 3)	30,045	60,535
Dividends receivable	103	9
Interest receivable	167	174
Prepaid license fees	1,380	983
Prepaid insurance*	1,960	96

Total Assets	$8,311,509	$7,382,976

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$5,545	$4,095
Professional fees payable	21,360	25,000
Brokerage commissions payable	391	391
Directors’ fees payable*	3,009	2,030

Total Liabilities	30,305	31,516

Commitments and Contingencies (Notes 3, 4 & 5)

Partners' Capital
General Partners	—	—
Limited Partners	8,281,204	7,351,460
Total Partners' Capital	8,281,204	7,351,460

Total Liabilities and Partners’ Capital	$8,311,509	$7,382,976

Limited Partners' shares outstanding	1,050,000	950,000
Net asset value per share	$7.89	$7.74
Market value per share	$7.89	$7.59

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2021

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG May 2021 contracts, expiring April 2021	$632,814	25	$19,186	0.23
NYMEX Natural Gas Futures NG June 2021 contracts, expiring May 2021	644,460	25	22,290	0.27
NYMEX Natural Gas Futures NG July 2021 contracts, expiring June 2021	657,680	25	25,320	0.31
NYMEX Natural Gas Futures NG August 2021 contracts, expiring July 2021	656,697	25	31,553	0.38
NYMEX Natural Gas Futures NG September 2021 contracts, expiring August 2021	680,616	25	4,384	0.05
NYMEX Natural Gas Futures NG October 2021 contracts, expiring September 2021	708,283	25	(19,533)	(0.24)
NYMEX Natural Gas Futures NG November 2021 contracts, expiring October 2021	734,949	25	(27,449)	(0.33)
NYMEX Natural Gas Futures NG December 2021 contracts, expiring November 2021	738,491	24	(27,851)	(0.34)
NYMEX Natural Gas Futures NG January 2022 contracts, expiring December 2021	766,271	25	(4,021)	(0.05)
NYMEX Natural Gas Futures NG February 2022 contracts, expiring January 2022	766,520	25	(18,520)	(0.22)
NYMEX Natural Gas Futures NG March 2022 contracts, expiring February 2022	720,410	24	(44,090)	(0.53)
NYMEX Natural Gas Futures NG April 2022 contracts, expiring March 2022	608,940	25	11,810	0.14
Total Open Futures Contracts*	$8,316,131	298	$(26,921)	(0.33)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.04%#	6,000,000	$6,000,000	72.45
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	1,000,000	1,000,000	12.08
Total United States Money Market Funds		$7,000,000	84.53

#    Reflects the 7-day yield at March 31, 2021.

*    Collateral amounted to $882,931 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$120,097	$(361,302)
Change in unrealized gain (loss) on open commodity futures contracts	(4,957)	33,492
Dividend income	121	958
Interest income*	628	11,093
ETF transaction fees	1,050	—
Total Income (Loss)	$116,939	$(315,759)

Expenses
General Partner management fees (Note 3)	$14,521	$5,794
Professional fees	28,998	16,699
Brokerage commissions	787	131
Directors’ fees and insurance	2,874	236
License fees	290	116
Total Expenses	47,470	22,976
Expense waiver (Note 3)	(30,045)	(16,022)
Net Expenses	$17,425	$6,954
Net Income (Loss)	$99,514	$(322,713)
Net Income (Loss) per limited partner share	$0.15	$(0.80)
Net Income (Loss) per weighted average limited partner share	$0.10	$(0.81)
Weighted average limited partner shares outstanding	962,222	400,000

*    Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2021 and 2020

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Balances at beginning of period	$7,351,460	$3,373,894
Addition of 250,000 and - partnership shares, respectively	2,038,933	—
Redemption of (150,000) and (-) partnership shares, respectively	(1,208,703)	—
Net income (loss)	99,514	(322,713)

Balances at end of period	$8,281,204	$3,051,181

*    General Partners' shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$99,514	$(322,713)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	4,957	(33,492)
(Increase) decrease in receivable from General Partner	30,490	(16,022)
(Increase) decrease in dividends receivable	(94)	582
(Increase) decrease in interest receivable	7	138
(Increase) decrease in prepaid license fees	(397)	—
(Increase) decrease in prepaid insurance*	(1,864)	(271)
Increase (decrease) in General Partner management fees payable	1,450	(501)
Increase (decrease) in professional fees payable	(3,640)	(23,729)
Increase (decrease) in brokerage commissions payable	—	(120)
Increase (decrease) in directors' fees payable*	979	(44)
Net cash provided by (used in) operating activities	131,402	(396,172)

Cash Flows from Financing Activities:
Addition of partnership shares	2,038,933	—
Redemption of partnership shares	(1,208,703)	—
Net cash provided by (used in) financing activities	830,230	—

Net Increase (Decrease) in Cash and Cash Equivalents	961,632	(396,172)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	7,343,143	3,794,705
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$8,304,775	$3,398,533

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$7,421,844	$2,490,391
Equity in Trading Accounts:
Cash and cash equivalents	882,931	908,142
Total Cash, Cash Equivalents and Equity in Trading Accounts	$8,304,775	$3,398,533

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2021 (Unaudited)

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

UNL seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in the notes to the financial statements.

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

Specifically, UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL's NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10)% of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

Investors should be aware that UNL’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas nor is UNL’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in UNL's shares during the past year relative to a hypothetical direct investment in natural gas and, in the future, it is likely that the relationship between the market price of UNL's shares and changes in the spot prices of natural gas will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing natural gas, which could be substantial.)

United States Commodity Funds LLC (“USCF”), the general partner of UNL, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below).

As of March 31, 2021, UNL held 298 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

USCF is also the sponsor of the United States Commodity Index Funds Trust ("USCIFT"), a Delaware statutory trust and each of its series: the United States Commodity Index Fund ("USCI"), the United States Copper Index Fund ("CPER") and the USCF Crescent Crypto Index Fund ("XBET "). USCI and CPER listed their shares on the NYSE Arca under the ticker symbols "USCI" on August 10, 2010 and "CPER" on November 15, 2011, respectively. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020.

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2021, UNL had registered a total of 30,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. UNL earns income on funds held at the custodian or futures commission merchants ("FCMs”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UNL is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2021.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2021.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2021 and 2020, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $3,000 for UNL and, in the aggregate for UNL and the Related Public Funds, $1,223,400.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2021 and 2020, UNL incurred $290 and $116, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $75,000 for the year ending December 31, 2021. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2021, USCF waived $30,045 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Brokerage and Futures Commission Merchant Agreements

UNL entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UNL's FCM effective October 10, 2013.  UNL has engaged each of RCG Division of Marex Spectron (“RCG”), E D & F Man Capital Markets Inc. (“MCM”) and Macquarie Futures USA LLC (“MFUSA”) to serve as an additional FCM to UNL effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with UNL's FCMs require the FCMs to provide services to UNL in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNL’s account. In accordance with the FCM agreements, UNL pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNL also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Total commissions accrued to brokers	$787	$131
Total commissions as annualized percentage of average total net assets	0.04%	0.02%
Commissions accrued as a result of rebalancing	$426	$131
Percentage of commissions accrued as a result of rebalancing	54.13%	100.00%
Commissions accrued as a result of creation and redemption activity	$361	$—
Percentage of commissions accrued as a result of creation and redemption activity	45.87%	—%

The increase in total commissions accrued to brokers for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to a higher number of natural gas futures contracts being held and traded.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires FCMs to segregate all customer transactions and assets from the FCM’s proprietary activities. To reduce the credit risk that arises in connection with OTC swaps, UNL will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

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

All of the futures contracts held by UNL through March 31, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2021 and December 31, 2020, UNL held investments in money market funds in the amounts of $7,000,000 and $1,000,000, respectively. UNL also holds cash deposits with its custodian. As of March 31, 2021 and December 31, 2020, UNL held cash deposits and investments in Treasuries in the amounts of $1,304,775 and $6,343,143 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2021 and 2020 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$7.74	$8.43
Total income (loss)	0.17	(0.78)
Total expenses	(0.02)	(0.02)
Net increase (decrease) in net asset value	0.15	(0.80)
Net asset value, end of period	$7.89	$7.63

Total Return	1.94%	(9.49)%

Ratios to Average Net Assets
Total income (loss)	1.49%	(10.16)%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	1.70%	2.22%
Expense waived*	(1.55)%	(2.07)%
Net expense excluding management fees*	0.15%	0.15%
Net income (loss)	1.27%	(10.39)%

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

The following table summarizes the valuation of UNL’s securities at March 31, 2021 using the fair value hierarchy:

At March 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$7,000,000	$7,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	$(26,921)	$(26,921)	$—	$—

The following table summarizes the valuation of UNL’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$1,000,000	$1,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(21,964)	(21,964)	—	—

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Condition Location	March 31, 2021	December 31, 2020
Futures - Commodity Contracts	Assets	$(26,921)	$(21,964)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2021		March 31, 2020
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$120,097		$(361,302)

	Change in unrealized gain (loss) on open positions		$(4,957)		$33,492

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, which changes certain fair value measurement disclosure requirements. The new ASU, in addition to other modifications and additions, removes the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and UNL’s policy for the timing of transfers between levels. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. UNL has evaluated the implications of certain provisions of the ASU and has determined that there will be no material impacts to the financial statements.

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UNL’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. UNL believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; market volatility in the crude oil markets and futures markets, in part attributable to the COVID-19 pandemic, disputes among oil-producing countries over the potential limits on the production of crude oil, a changes in demand for crude oil and storage for crude oil; uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on USO’s business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe UNL’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UNL cannot assure investors that the projections included in these forward-looking statements will come to pass. UNL’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. As of March 31, 2021, UNL held 298 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the three months ended March 31, 2021, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the three months ended March 31, 2021, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact UNL are discussed in "Item 1. Business" and "Item 1A. Risk Factors" in this quarterly report on Form 10-Q.

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

The Benchmark Futures Contracts will be subject to position limits under the Position Limits Rule, and UNL’s trading does not qualify as an enumerated bona fide hedge. Accordingly, the Position Limits Rule could negatively impact the ability of UNL to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UNL in particular amounts and types of its permitted investments.

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

Money Market Funds

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended (“1940 Act”) which became effective in 2016, to reform money market funds (“MMFs”). While the rule applies only to MMFs, it may indirectly affect institutional investors such as UNL. A portion of UNL’s assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. UNL does not hold any non-government MMFs and does not anticipate investing in any non- government MMFs. However, if UNL invests in other types of MMFs besides government MMFs in the future, UNL could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

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

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2021. The average price of the Benchmark Futures Contracts started the period at $2.695 per million British thermal shares (“MMBtu”). The high of the period was on February 17, 2021 when the price of the Benchmark Futures Contracts reached $3.147 per MMBtu. The low of the period was on March 18, 2021 when the price dropped to $2.688 per MMBtu. The period ended with the Benchmark Futures Contracts at $2.782 per MMBtu, an increase of approximately 3.23% over the period. UNL’s per share NAV began the period at $7.74 and ended the period at $7.89 on March 31, 2021, an increase of approximately 1.94% over the period. The Benchmark Futures Contracts prices listed above began with the February 2021 to January 2022 contracts and ended with the May 2021 to April 2022 contracts. The increase of approximately 3.23% on the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the three months ended March 31, 2021, the natural gas futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of March 31, 2021, UNL had issued 6,400,000 shares, 1,050,000 of which were outstanding. As of March 31, 2021, there were 23,600,000 shares registered but not yet issued. UNL has registered 30,000,000 shares since inception.

More shares may have been issued by UNL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UNL cannot be resold by UNL. As a result, UNL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2021, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Average daily total net assets	$7,851,829	$3,107,057
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$749	$12,051
Annualized yield based on average daily total net assets	0.04%	1.56%
Management fee	$14,521	$5,794
Total fees and other expenses excluding management fees	$32,949	$17,182
Total amount of the expense waiver	$30,045	$16,022
Expenses before the allowance of the expense waiver	$47,470	$22,976
Expenses after the allowance of the expense waiver	$17,425	$6,954
Total commissions accrued to brokers	$787	$131
Total commissions as annualized percentage of average total net assets	0.04%	0.02%
Commissions accrued as a result of rebalancing	$426	$131
Percentage of commissions accrued as a result of rebalancing	54.13%	100.00%
Commissions accrued as a result of creation and redemption activity	$361	$—
Percentage of commissions accrued as a result of creation and redemption activity	45.87%	—%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was lower during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 was due primarily to an increase in professional fees.

The increase in total commissions accrued to brokers for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2021, the average daily change in the average of the prices of the Benchmark Futures Contracts was (0.420)%, while the average daily change in the per share NAV of UNL over the same time period was (0.399)%. The average daily difference was 0.021% (or 2.1 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to March 31, 2021, the average daily change in the average price of the Benchmark Futures Contracts was (0.049)%, while the average daily change in the per share NAV of UNL over the same time period was (0.050)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2021. The second graph measures monthly changes since March 31, 2016 through March 31, 2021.

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

For the three months ended March 31, 2021, the actual total return of UNL as measured by changes in its per share NAV was 1.94%. This is based on an initial per share NAV of $7.74 as of December 31, 2020 and an ending per share NAV as of March 31, 2021 of $7.89. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $7.84 as of March 31, 2021, for a total return over the relevant time period of 1.29%. The difference between the actual per share NAV total return of UNL of 1.94% and the expected total return based on the Benchmark Futures Contracts of 1.29% was a difference over the time period of 0.65%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the three months ended March 31, 2020, the actual total return of UNL as measured by changes in its per share NAV was (9.49)%. This was based on an initial per share NAV of $8.43 as of December 31, 2019 and an ending per share NAV as of March 31, 2020 of $7.63. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $7.60 as of March 31, 2020, for a total return over the relevant time period of (9.85)%. The difference between the actual per share NAV total return of UNL of (9.49)% and the expected total return based on the Benchmark Futures Contracts of (9.85)% was a difference over the time period of 0.36%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact UNL’s ability to accurately track Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the average price of the Benchmark Futures Contracts. During the three months ended March 31, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2021. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by UNL may continue to be higher than interest earned by UNL. As such, USCF anticipates that UNL could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Futures Contracts. During the three months ended March 31, 2021, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2011 and March 31, 2021. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the three months ended March 31, 2021, the average price of the natural gas benchmark futures contracts in the United States increased by 3.23%. Prices reached their low for the year in March at $2.688 and peaked in February at $3.147. The number of rigs dedicated to natural gas production fell from over 200 in 2019 to a low of 68 in 2020.  Natural gas rigs rose to 92 by the end of March, 2021. The dramatic drop in supply over the previous two years helped boost prices from their 2020 low. However, while both domestic demand and U.S. exports of natural gas have increased over the last five years, the robust ability of the U.S. energy industry to meet demand may constrain natural gas prices except during periods of extreme temperatures.

Mitigation measures taken in the United States to slow the spread of the COVID-19 pandemic led to a decline in natural gas consumption in the industrial sector and by other commercial users during the early stage of the pandemic. Simultaneously, natural gas production fell as a result of reduced drilling activity and shut-ins of crude oil wells where natural gas is a byproduct.

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

The ongoing impact of COVID-19 in the United States may continue to add pressure to natural gas demand, and the full impact is indeterminate. Supply and demand of natural gas continue to exhibit normal seasonal patterns, whereby both production and end-user demand increase in autumn and winter months and decline in spring and summer months.  Peak demand and peak production in the winter of 2020-2021 fell somewhat below their five-year averages, though not dramatically, and prices have exhibited an uneven recovery from pandemic lows. Ultimately, the COVID-19 pandemic is likely to continue impacting both demand and supply and the ultimate impact on natural gas prices remains uncertain at this time.

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

For the ten-year time period between March 31, 2011 and March 31, 2021, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US	Global
	Cap US	Gov't	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Crude	Heating	Unleaded	Natural
Correlation Matrix 10 Years	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	(0.383)	0.967	0.473	0.367	0.549	0.156
US Gov't Bonds (BEUSG4 Index)		1.000	(0.367)	(0.334)	(0.344)	(0.306)	(0.087)
Global Equities (FTSE World Index)			1.000	0.513	0.429	0.579	0.137
Crude Oil				1.000	0.785	0.742	(0.001)
Heating Oil					1.000	0.680	0.009
Unleaded Gasoline						1.000	0.079
Natural Gas							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2021, the movement of natural gas was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, global equities, crude oil or unleaded gasoline and somewhat negatively correlated with U.S. government bonds and diesel-heating oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US	Global
	Cap US	Gov't	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Crude	Heating	Unleaded	Natural
Correlation Matrix 1 Year	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	(0.329)	0.987	0.499	0.330	0.756	0.107
US Gov't Bonds (BEUSG4 Index)		1.000	(0.337)	(0.323)	(0.389)	(0.496)	(0.222)
Global Equities (FTSE World Index)			1.000	0.552	0.442	0.787	0.023
Crude Oil				1.000	0.836	0.875	(0.189)
Heating Oil					1.000	0.712	(0.356)
Unleaded Gasoline						1.000	(0.090)
Natural Gas							1.000

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the three months ended March 31, 2021, UNL’s expenses, pre and post expense waiver, exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2021, UNL used other assets to pay expenses, post expense waiver. To the extent expenses exceed income, UNL’s NAV will be negatively impacted.

USCF endeavors to have the value of UNL’s Treasuries, cash and cash equivalents, whether held by UNL or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations for its investments in its Futures Contracts and Other Natural Gas-Related Investments.

Although permitted to do so under its Limited Partnership Agreement, UNL has not and does not intend to leverage its assets and makes its investments accordingly. Consistent with the foregoing, UNL’s investment decisions will take into account the need for UNL to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UNL becoming leveraged. If market conditions require it, these risk reduction procedures may occur on short notice if they occur other than during a roll or rebalance period.

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2021, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

UNL may terminate at any time, regardless of whether UNL has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by UNL or third parties or otherwise that would lead UNL to determine that it could no longer foreseeably meet its investment objective or that UNL's aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of UNL unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal or removal of USCF as the general partner of UNL could cause UNL, to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate UNL. UNL’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

USCF attempts to manage the credit risk of UNL by following various trading limitations and policies. In particular, UNL generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UNL to limit its credit exposure. An FCM, when acting on behalf of UNL in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UNL, all assets of UNL relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle UNL’s assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account UNL’s assets related to foreign Futures Contracts.

In the future, UNL may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2021, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $8,304,775 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2021, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

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

Contractual Obligations

UNL’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of UNL’s NAV, currently 0.60% for a NAV of $1 billion or less, and thereafter of 0.50% for a NAV above $1 billion.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of UNL’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UNL have also entered into a licensing agreement with the NYMEX pursuant to which UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. UNL also pays the fees and expenses associated with its tax accounting and reporting requirements.

USCF paid BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNL’s condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020.

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

As of March 31, 2021, UNL’s portfolio consisted of 298 Natural Gas Futures NG contracts traded on the NYMEX. As of March 31, 2021, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.uscfinvestments.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

UNL is exposed to commodity price risk. In particular, UNL is exposed to natural gas price risk through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Futures Contracts that UNL holds in its portfolio, as described in “Contractual Obligations” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, are expected to directly affect the value of UNL’s shares.

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

During the three month reporting period ended March 31, 2021, UNL limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, UNL may be involved in legal proceedings arising primarily from the ordinary course of its business. In addition, USCF, as the general partner of UNL and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, UNL and USCF are not currently party to any material legal proceedings.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO’s disclosures in late April and early May regarding constraints imposed on USO’s ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

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

On November 30, 2020, the lead plaintiff filed an amended complaint (the “Amended Lucas Class Complaint”). The Amended Lucas Class Complaint asserts claims under the 1933 Act, the 1934 Act, and Rule 10b-5. The Amended Lucas Class Complaint challenges statements in registration statements that became effective on February 25, 2020 and March 23, 2020 as well as subsequent public statements through April 2020 concerning certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The Amended Lucas Class Complaint purports to have been brought by an investor in USO on behalf of a class of similarly-situated shareholders who purchased USO securities between February 25, 2020 and April 28, 2020 and pursuant to the challenged registration statements. The Amended Lucas Class Complaint seeks to certify a class and to award the class compensatory damages at an amount to be determined at trial as well as costs and attorney’s fees. The Amended Lucas Class Complaint named as defendants USCF, USO, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III, as well as the marketing agent, ALPS Distributors, Inc., and the Authorized Participants: ABN Amro, BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The lead plaintiff has filed a notice of voluntary dismissal of its claims against BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Morgan Stanley & Company, Inc., Nomura Securities International, Inc., RBC Capital Markets, LLC, SG Americas Securities LLC, and UBS Securities LLC.

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and have moved for their dismissal.

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

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a), and 21D of the Exchange Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

The Court consolidated the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointed co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UNL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 5, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 3 baskets (comprising 150,000 shares) during the first quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2021:

Issuer Purchases of Equity Securities

Total
	Number of	Average
	Shares	Price Per
Period	Redeemed	Share
1/1/21 to 1/31/21	150,000	$8.06
2/1/21 to 2/28/21	—	$—
3/1/21 to 3/31/21	—	$—
Total	150,000

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
(1)Filed herewith.

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

Date: May 12, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 12, 2021