Form 10-Q
period 2021-06-30
United States 12 Month Natural Gas Fund, LP
filed 2021-08-11
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021.

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

The registrant had 1,000,000 outstanding shares as of July 20, 2021.

United States 12 Month Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $8,784,452 and $6,497,522, respectively) (Notes 2 and 5)	$8,784,452	$6,497,522
Equity in trading accounts:
Cash and cash equivalents (at cost $- and $845,621, respectively)	—	845,621
Unrealized gain (loss) on open commodity futures contracts	1,738,576	(21,964)
Receivable from General Partner (Note 3)	69,684	60,535
Dividends receivable	146	9
Interest receivable	75	174
Prepaid license fees	1,329	983
Prepaid insurance*	1,459	96

Total Assets	$10,595,721	$7,382,976

Liabilities and Partners' Capital
Payable due to Broker	$586,229	$—
General Partner management fees payable (Note 3)	6,416	4,095
Professional fees payable	20,796	25,000
Brokerage commissions payable	391	391
Directors’ fees payable*	2,727	2,030

Total Liabilities	616,559	31,516

Commitments and Contingencies (Notes 3, 4 & 5)

Partners' Capital
General Partners	—	—
Limited Partners	9,979,162	7,351,460
Total Partners' Capital	9,979,162	7,351,460

Total Liabilities and Partners' Capital	$10,595,721	$7,382,976

Limited Partners' shares outstanding	1,000,000	950,000
Net asset value per share	$9.98	$7.74
Market value per share	$10.18	$7.59

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2021

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG August 2021 contracts, expiring July 2021	$664,967	25	$247,533	2.48
NYMEX Natural Gas Futures NG September 2021 contracts, expiring August 2021	660,416	24	209,344	2.10
NYMEX Natural Gas Futures NG October 2021 contracts, expiring September 2021	686,463	24	182,097	1.82
NYMEX Natural Gas Futures NG November 2021 contracts, expiring October 2021	709,179	24	168,741	1.69
NYMEX Natural Gas Futures NG December 2021 contracts, expiring November 2021	747,691	24	150,629	1.51
NYMEX Natural Gas Futures NG January 2022 contracts, expiring December 2021	740,201	24	173,479	1.74
NYMEX Natural Gas Futures NG February 2022 contracts, expiring January 2022	777,710	25	153,540	1.54
NYMEX Natural Gas Futures NG March 2022 contracts, expiring February 2022	728,210	24	108,910	1.09
NYMEX Natural Gas Futures NG April 2022 contracts, expiring March 2022	619,657	25	129,843	1.30
NYMEX Natural Gas Futures NG May 2022 contracts, expiring April 2022	604,664	24	95,416	0.95
NYMEX Natural Gas Futures NG June 2022 contracts, expiring May 2022	622,856	24	83,464	0.84
NYMEX Natural Gas Futures NG July 2022 contracts, expiring June 2022	678,900	24	35,580	0.36
Total Open Futures Contracts*	$8,240,914	291	$1,738,576	17.42

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	6,000,000	$6,000,000	60.13
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	1,000,000	1,000,000	10.02
Total United States Money Market Funds		$7,000,000	70.15

#    Reflects the 7-day yield at June 30, 2021.

*    Collateral amounted to $1,738,576 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$431,603	$(331,877)	$551,700	$(693,179)
Change in unrealized gain (loss) on open commodity futures contracts	1,765,497	245,056	1,760,540	278,548
Dividend income	496	626	617	1,584
Interest income*	137	5,781	765	16,874
ETF transaction fees	700	700	1,750	700
Total Income (Loss)	$2,198,433	$(79,714)	$2,315,372	$(395,473)

Expenses
General Partner management fees (Note 3)	$16,998	$6,598	$31,519	$12,392
Professional fees	38,666	18,773	67,664	35,472
Brokerage commissions	763	390	1,550	521
Directors' fees and insurance	3,270	151	6,144	387
License fees	340	132	630	248
Total Expenses	60,037	26,044	107,507	49,020
Expense waiver (Note 3)	(39,639)	(17,683)	(69,684)	(33,705)
Net Expenses	$20,398	$8,361	$37,823	$15,315
Net Income (Loss)	$2,178,035	$(88,075)	$2,277,549	$(410,788)
Net Income (Loss) per limited partner share	$2.09	$(0.08)	$2.24	$(0.88)
Net Income (Loss) per weighted average limited partner share	$2.06	$(0.20)	$2.26	$(0.97)
Weighted average limited partner shares outstanding	1,056,667	447,253	1,009,669	423,626

*    Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balances at beginning of period	$8,281,204	$3,051,181	$7,351,460	$3,373,894
Addition of 100,000, 200,000, 350,000 and 200,000 partnership shares, respectively	892,478	1,564,076	2,931,411	1,564,076
Redemption of (150,000), (-), (300,000) and (-) partnership shares, respectively	(1,372,555)	—	(2,581,258)	—
Net income (loss)	2,178,035	(88,075)	2,277,549	(410,788)

Balances at end of period	$9,979,162	$4,527,182	$9,979,162	$4,527,182

*    General Partners' shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2021 and 2020

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$2,277,549	$(410,788)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(1,760,540)	(278,548)
(Increase) decrease in receivable from General Partner	(9,149)	74,302
(Increase) decrease in dividends receivable	(137)	358
(Increase) decrease in interest receivable	99	247
(Increase) decrease in prepaid license fees	(346)	(1,088)
(Increase) decrease in prepaid insurance*	(1,363)	(174)
(Increase) decrease in prepaid reimbursement	—	(33,705)
Increase (decrease) in payable due to Broker	586,229	—
Increase (decrease) in General Partner management fees payable	2,321	(37)
Increase (decrease) in professional fees payable	(4,204)	(29,468)
Increase (decrease) in brokerage commissions payable	—	(180)
Increase (decrease) in directors' fees payable*	697	(100)
Net cash provided by (used in) operating activities	1,091,156	(679,181)

Cash Flows from Financing Activities:
Addition of partnership shares	2,931,411	1,564,076
Redemption of partnership shares	(2,581,258)	—
Net cash provided by (used in) financing activities	350,153	1,564,076

Net Increase (Decrease) in Cash and Cash Equivalents	1,441,309	884,895

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	7,343,143	3,794,705
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$8,784,452	$4,679,600

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$8,784,452	$4,043,457
Equity in Trading Accounts:
Cash and cash equivalents	—	636,143
Total Cash, Cash Equivalents and Equity in Trading Accounts	$8,784,452	$4,679,600

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2021

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

As of June 30, 2021, UNL held 291 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

USCF is also the sponsor of the United States Commodity Index Funds Trust (“USCIFT”), a Delaware statutory trust and each of its series: the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the USCF Crescent Crypto Index Fund (“XBET "). USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020.

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2021, UNL had registered a total of 30,000,000 shares.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. UNL is an investment company for accounting purposes and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2021.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2021.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2021 and 2020, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $10,000 for UNL and, in the aggregate for UNL and the Related Public Funds, $1,061,000.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2021 and 2020, UNL incurred $630 and $248, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $83,000 for the year ending December 31, 2021. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2021, USCF waived $69,684 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Brown Brothers Harriman and Co. (“BBH&Co.”) previously served as the Administrator, Custodian, Transfer Agent and Fund Accounting Agent for UNL and the Related Public Funds prior to BNY Mellon commencing such services on April 1, 2020. Certain fund accounting and fund administration services rendered by BBH&Co. to UNL and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

Brokerage and Futures Commission Merchant Agreements

UNL entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UNL’s FCM effective October 10, 2013.  UNL has engaged each of RCG Division of Marex Spectron (“RCG”), E D & F Man Capital Markets Inc. (“MCM”) and Macquarie Futures USA LLC (“MFUSA”) to serve as an additional FCM to UNL effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with UNL’s FCMs require the FCMs to provide services to UNL in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNL’s account. In accordance with the FCM agreements, UNL pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNL also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Total commissions accrued to brokers	$1,550	$521
Total commissions as annualized percentage of average total net assets	0.04%	0.03%
Commissions accrued as a result of rebalancing	$994	$358
Percentage of commissions accrued as a result of rebalancing	64.13%	68.71%
Commissions accrued as a result of creation and redemption activity	$556	$163
Percentage of commissions accrued as a result of creation and redemption activity	35.87%	31.29%

The increase in total commissions accrued to brokers for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to a higher number of natural gas futures contracts being held and traded.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires FCMs to segregate all customer transactions and assets from the FCM’s proprietary transactions and assets. To reduce the credit risk that arises in connection with OTC swaps, UNL will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

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

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on UNL and reflect the consequences as appropriate in UNL’s accounting and financial reporting. The pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on UNL and its investments.

All of the futures contracts held by UNL through June 30, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2021 and December 31, 2020, UNL held investments in money market funds in the amounts of $7,000,000 and $1,000,000, respectively. UNL also holds cash deposits with its custodian. As of June 30, 2021 and December 31, 2020, UNL held cash deposits and investments in Treasuries in the amounts of $1,784,452 and $6,343,143 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2021 and 2020 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$7.89	$7.63	$7.74	$8.43
Total income (loss)	2.11	(0.06)	2.28	(0.84)
Total expenses	(0.02)	(0.02)	(0.04)	(0.04)
Net increase (decrease) in net asset value	2.09	(0.08)	2.24	(0.88)
Net asset value, end of period	$9.98	$7.55	$9.98	$7.55

Total Return	26.49%	(1.05)%	28.94%	(10.44)%

Ratios to Average Net Assets
Total income (loss)	24.18%	(2.25)%	27.32%	(11.90)%
Management fees#	0.75%	0.75%	0.75%	0.75%
Total expenses excluding management fees#	1.90%	2.21%	1.81%	2.22%
Expense waived#	(1.75)%	(2.01)%	(1.66)%	(2.04)%
Net expense excluding management fees#	0.15%	0.20%	0.15%	0.18%
Net income (loss)	23.96%	(2.49)%	26.87%	(12.36)%

#      Annualized.

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

The following table summarizes the valuation of UNL’s securities at June 30, 2021 using the fair value hierarchy:

At June 30, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$7,000,000	$7,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,738,576	1,738,576	—	—

The following table summarizes the valuation of UNL's securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$1,000,000	$1,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(21,964)	(21,964)	—	—

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Condition Location	June 30, 2021	December 31, 2020
Futures - Commodity Contracts	Assets	$1,738,576	$(21,964)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2021		June 30, 2020
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$551,700		$(693,179)

	Change in unrealized gain (loss) on open positions		$1,760,540		$278,548

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. As of June 30, 2021, UNL held 291 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the six months ended June 30, 2021, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the six months ended June 30, 2021, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if UNL enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps may be issued in the future, and, when finalized, could require UNL to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by UNL’s FCM.

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

Although such government MMFs seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and UNL may lose money by investing in a government MMF. An investment in a government MMF is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government MMF can fall below the $1.00 share price. UNL cannot rely on or expect a government MMF’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government MMF’s $1.00 share price. The credit quality of a government MMF’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government MMF’s share price. Due to fluctuations in interest rates, the market value of securities held by a government MMF may vary. A government MMF’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2021. The average price of the Benchmark Futures Contracts started the period at $2.695 per million British thermal shares (“MMBtu”). The high of the period was on June 30, 2021 when the price of the Benchmark Futures Contracts reached $3.429 per MMBtu. The low of the period was on March 18, 2021 when the price dropped to $2.688 per MMBtu. The period ended with the Benchmark Futures Contracts at $3.429 per MMBtu, an increase of approximately 27.24% over the period. UNL’s per share NAV began the period at $7.74 and ended the period at $9.98 on June 30, 2021, an increase of approximately 28.94% over the period. The Benchmark Futures Contracts prices listed above began with the May 2021 to April 2022 contracts and ended with the August 2021 to July 2022 contracts. The increase of approximately 27.24% on the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the six months ended June 30, 2021, the natural gas futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of June 30, 2021, UNL had issued 6,500,000 shares, 1,000,000 of which were outstanding. As of June 30, 2021, there were 23,500,000 shares registered but not yet issued. UNL has registered 30,000,000 shares since inception.

More shares may have been issued by UNL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UNL cannot be resold by UNL. As a result, UNL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2021, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Americas LLC.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$8,474,833	$3,322,639
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,382	$18,458
Annualized yield based on average daily total net assets	0.03%	1.11%
Management fee	$31,519	$12,392
Total fees and other expenses excluding management fees	$75,988	$36,628
Total amount of the expense waiver	$69,684	$33,705
Expenses before the allowance of the expense waiver	$107,507	$49,020
Expenses after the allowance of the expense waiver	$37,823	$15,315
Total commissions accrued to brokers	$1,550	$521
Total commissions as annualized percentage of average total net assets	0.04%	0.03%
Commissions accrued as a result of rebalancing	$994	$358
Percentage of commissions accrued as a result of rebalancing	64.13%	68.71%
Commissions accrued as a result of creation and redemption activity	$556	$163
Percentage of commissions accrued as a result of creation and redemption activity	35.87%	31.29%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to an increase in total commissions accrued to brokers and directors’ fees and insurance.

The increase in total commissions accrued to brokers for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	Three months ended	Three months ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$9,090,990	$3,538,221
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$633	$6,407
Annualized yield based on average daily total net assets	0.03%	0.73%
Management fee	$16,998	$6,598
Total fees and other expenses excluding management fees	$43,039	$19,446
Total amount of the expense waiver	$39,639	$17,683
Expenses before the allowance of the expense waiver	$60,037	$26,044
Expenses after the allowance of the expense waiver	$20,398	$8,361
Total commissions accrued to brokers	$763	$390
Total commissions as annualized percentage of average total net assets	0.03%	0.04%
Commissions accrued as a result of rebalancing	$568	$94
Percentage of commissions accrued as a result of rebalancing	74.44%	24.10%
Commissions accrued as a result of creation and redemption activity	$195	$296
Percentage of commissions accrued as a result of creation and redemption activity	25.56%	75.90%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was lower during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 was due primarily to an increase in total commissions accrued to brokers and expenses related to the increase in total net assets.

The increase in total commissions accrued to brokers for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2021, the average daily change in the average of the prices of the Benchmark Futures Contracts was 0.470%, while the average daily change in the per share NAV of UNL over the same time period was 0.467%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to June 30, 2021, the average daily change in the average price of the Benchmark Futures Contracts was (0.040)%, while the average daily change in the per share NAV of UNL over the same time period was (0.041)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2021. The second graph measures monthly changes since June 30, 2016 through June 30, 2021.

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

For the six months ended June 30, 2021, the actual total return of UNL as measured by changes in its per share NAV was 28.94%. This is based on an initial per share NAV of $7.74 as of December 31, 2020 and an ending per share NAV as of June 30, 2021 of $9.98. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $9.93 as of June 30, 2021, for a total return over the relevant time period of 28.29%. The difference between the actual per share NAV total return of UNL of 28.94% and the expected total return based on the Benchmark Futures Contracts of 28.29% was a difference over the time period of 0.65%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the six months ended June 30, 2020, the actual total return of UNL as measured by changes in its per share NAV  was (10.44)%. This was based on an initial per share NAV of $8.43 as of December 31, 2019 and an ending per share NAV as of June 30, 2020 of $7.55. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $7.53 as of June 30, 2020, for a total return over the relevant time period of (10.68)%. The difference between the actual per share NAV total return of UNL of (10.44)% and the expected total return based on the Benchmark Futures Contracts of (10.68)% was a difference over the time period of 0.24%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact UNL’s ability to accurately track Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the average price of the Benchmark Futures Contracts. During the six months ended June 30, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2021. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by UNL may continue to be higher than interest earned by UNL. As such, USCF anticipates that UNL could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Futures Contracts. During the six months ended June 30, 2021, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between June 30, 2011 and June 30, 2021. Investors will note that the natural gas market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Near Month Price (NG1) minus One-Year Forward Price (NG13)
(10 years ending 6/30/2021)*

$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
-$1.00
-$2.00
-$3.00
-$4.00
-$5.00
Backwardation Market
Contango Market
Jun-11
Jun-12
Jun-13
Jun-14
Jun-15
Jun-16
Jun-17
Jun-18
Jun-19
Jun-20
Jun-21

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

Natural Gas Market. During the six months ended June 30, 2021, the average price of the natural gas benchmark futures contracts in the United States increased by 3.23%. Prices reached their low for the year in March at $2.688 and peaked in February at $3.147.  The number of rigs dedicated to natural gas production fell from over 200 in 2019 to a low of 68 in 2020. Natural gas rigs rose to 92 by the end of March, 2021.  The dramatic drop in supply over the previous two years helped boost prices from their 2020 low.  However, while both domestic demand and U.S. exports of natural gas have increased over the last five years, the robust ability of the U.S. energy industry to meet demand may constrain natural gas prices except during periods of extreme temperatures.

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

For the ten-year time period between June 30, 2011 and June 30, 2021, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US	Global
	Cap US	Gov't	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Crude	Heating	Unleaded	Natural
Correlation Matrix 10 Years	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	(0.381)	0.967	0.471	0.366	0.546	0.161
US Gov't Bonds (BEUSG4 Index)		1.000	(0.368)	(0.330)	(0.340)	(0.306)	(0.082)
Global Equities (FTSE World Index)			1.000	0.509	0.428	0.574	0.137
Crude Oil				1.000	0.784	0.740	0.010
Heating Oil					1.000	0.678	0.018
Unleaded Gasoline						1.000	0.081
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2021, the movement of natural gas was neither strongly correlated nor inversely correlated with large cap U.S. equities, global equities crude oil, U.S. government bonds oil and unleaded gasoline. The movement of natural gas was somewhat negatively correlated with diesel-heating oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US	Global
	Cap US	Gov't	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Crude	Heating	Unleaded	Natural
Correlation Matrix 1 Year	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.137	0.974	0.645	0.449	0.539	(0.081)
US Gov't Bonds (BEUSG4 Index)		1.000	0.182	0.156	0.184	(0.124)	(0.099)
Global Equities (FTSE World Index)			1.000	0.719	0.578	0.608	(0.215)
Crude Oil				1.000	0.881	0.881	(0.286)
Heating Oil					1.000	0.845	(0.485)
Unleaded Gasoline						1.000	(0.390)
Natural Gas							1.000
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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the six months ended June 30, 2021, UNL’s expenses, pre and post expense waiver, exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2021, UNL did not use other assets to pay expenses, post expense waiver. To the extent expenses exceed income, UNL’s NAV will be negatively impacted.

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

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2021, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of June 30, 2021, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $8,784,452 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2021, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

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

As of June 30, 2021, UNL’s portfolio consisted of 291 Natural Gas Futures NG contracts traded on the NYMEX. As of June 30, 2021, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2021, UNL limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 3 baskets (comprising 150,000 shares) during the second quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2021:

Issuer Purchases of Equity Securities

Total
	Number of	Average
	Shares	Price Per
Period	Redeemed	Share
4/1/21 to 4/30/21	—	$—
5/1/21 to 5/31/21	—	$—
6/1/21 to 6/30/21	150,000	$9.15
Total	150,000

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)	Filed herewith.

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

Date: August 11, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 11, 2021