Form 10-K
period 2021-12-31
United States 12 Month Natural Gas Fund, LP
filed 2022-03-04
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2021 was $10,180,000.

The registrant had 1,700,000 outstanding shares as of February 22, 2022.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. Wainwright is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”) and USCF Gold Strategy Plus Income Fund (“GLDX”), each a series of the USCF ETF Trust. USCF Advisers was also the investment adviser for the USCF Commodity Strategy Fund (the “Mutual Fund”), a series of the USCF Mutual Funds Trust, until March 2019, when the Mutual Fund liquidated all of its assets and distributed cash pro rata to all remaining shareholders. It was also the investment adviser for two series of the USCF ETF Trust that liquidated all of their assets and distributed cash pro rata to all remaining shareholders: the USCF SummerHaven SHPEI Index Fund (“BUY”), until October 2020, and the USCF SummerHaven SHPEN Index Fund (“BUYN”), until May 2020. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

USCF is also the sponsor of the United States Commodity Index Fund (“USCI”) and the United States Copper Index Fund (“CPER”), each a series of the United States Commodity Index Funds Trust (“USCIFT”). USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

USO, UNG, UGA, USL, BNO, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in UNL may call 1-800-920-0259 or visit www.uscfinvestments.com or the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov.

USCF is required to evaluate the credit risk of UNL to the futures commission merchants (“FCMs”), oversee the purchase and sale of UNL’s shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of UNL and manage UNL’s investments. USCF also pays the fees of ALPS Distributors, Inc. (“ALPS Distributors”), which serves as the marketing agent for UNL (the “Marketing Agent”), and The Bank of New York Mellon (“BNY Mellon”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”), and provides accounting and transfer agent services for, UNL since April 1, 2020. Brown Brothers Harriman & Co. (“BBH&Co.”) served as the administrator and custodian for UNL prior to BNY Mellon. Certain fund accounting and fund administration services rendered by BBH&Co. to UNL and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

The limited partners take no part in the management or control of, and have a minimal voice in UNL’s operations or business. Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis. If USCF voluntarily withdraws as general partner, however, the holders of a majority of UNL’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing USCF and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of UNL’s outstanding shares (excluding shares owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

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

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in a Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL could be ordered to reduce its Natural Gas NG Futures Contracts to below the 6,000 single month and/or 12,000 all month accountability level. As of December 31, 2021, UNL held 441 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. [For the year ended December 31, 2021, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contracts to expire to the next month contracts during a one-day period beginning two weeks from expiration of the contracts. For the year ended December 31, 2021, UNL did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and UNL’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of UNL to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UNL in particular amounts and types of its permitted investments.

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

Who are the Service Providers?

Custodian, Registrar, Transfer Agent, and Administrator

USCF engaged The Bank of New York Mellon (“BNY Mellon”), a New York corporation authorized to do a banking business (“BNY Mellon”), to provide UNL and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

Additionally, pursuant to written agreements, USCF may make payments, out of its own resources, to financial intermediaries in exchange for providing services in connection with the sale or servicing of UNL’s shares, including waiving commissions on the purchase or sale of shares of participating exchange-traded products.

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

RCG Division of Marex Spectron

On May 28, 2020, UNL entered into a Commodity Futures Customer Agreement with RCG Division of Marex Spectron (“RCG”) to serve as a FCM for UNL. This agreement requires RCG to provide services to UNL in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased or sold by or through RCG for UNL’s account. Under this agreement, UNL pays RCG commissions for executing and clearing trades on behalf of UNL.

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

E D & F Man Capital Markets Inc.

On June 5, 2020, UNL entered into a Customer Agreement E D & F Man Capital Markets Inc. (“MCM”) to serve as an FCM for UNL. This agreement requires MCM to provide services to UNL in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased or sold by or through MCM for UNL’s account. Under this agreement, UNL pays MCM commissions for executing and clearing trades on behalf of UNL.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The NAV of UNL’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by UNL and fluctuations in the prices of these assets could materially adversely affect an investment in UNL’s shares. Past performance is not necessarily indicative of futures results; all or substantially all of an investment in UNL could be lost.
●	COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of UNL’s investments.
●	An investment in UNL may provide little or no diversification benefits. Thus, in a declining market, UNL may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in UNL while incurring losses with respect to other asset classes.
●	Historical performance of UNL and the Benchmark Futures Contracts is not indicative of future performance.
●	The market price at which investors buy or sell shares may be significantly less or more than NAV.
●	Daily percentage changes in UNL’s NAV may not correlate with daily percentage changes in the average of the prices of the Benchmark Futures Contracts.
●	Daily percentage changes in the price of the Benchmark Futures Contracts may not correlate with daily percentage changes in the spot price of natural gas.
●	An investment in UNL is not a proxy for investing in the natural gas markets, and the daily percentage changes in the price of the Benchmark Futures Contracts, or the NAV of UNL, may not correlate with daily percentage changes in the spot price of natural gas.
●	Natural forces in the natural gas futures market known as “backwardation” and “contango” may increase UNL’s tracking error and/or negatively impact total return.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts, which could cause the price of shares to substantially vary from the average of the prices of the Benchmark Futures Contract.
●	Risk mitigation measures imposed by UNL’s FCMs have the potential to cause tracking error by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts and other Futures Contracts, which could cause the price of UNL’s shares to substantially vary from the price of the Benchmark Futures Contracts.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and UNL could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by UNL in allocating those items, with potential adverse consequences for an investor.
●	UNL could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
●	UNL is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UNL has a more complex tax treatment than traditional mutual funds.
●	If UNL is required to withhold tax with respect to any Non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact of U.S. tax reform on UNL is uncertain.
●	UNL will be subject to credit risk with respect to counterparties to OTC contracts entered into by UNL or held by special purpose or structured vehicles.
●	Valuing OTC derivatives may be less certain than actively traded financial instruments.

[Fees of UNL

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
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

Provides custody, fund accounting fund administration and transfer agency services to UNL and the Related Public Funds’ based on average AUM. The annual fees for UNL and the combined Related Public Funds’ may range from $0.4 million to $2.4 million depending on average AUM for any given year.

ALPS Distributors - Marketing Agent(4)	0.06% on UNL’s assets up to $3 billion and 0.04% on UNL’s assets in excess of $3 billion.

(1)USCF pays this compensation.

(2)The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7 to $15 per transaction for the funds.

(3)BBH&Co. provided certain fund accounting and fund administration services to UNL through May 31, 2020.

(4)BNY Mellon has served as the Custodian and Administrator of UNL since April 1, 2020.]*

*USCF to confirm.

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

Expenses Paid or Accrued by UNL from Inception through December 31, 2021 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$1,684,977
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$74,967
Other Amounts Paid or Accrued(7):	$1,642,420
Total Expenses Paid or Accrued:	$3,402,364
Expenses Waived(8):	$(1,275,993)
Total Expenses Paid or Accrued Excluding Expenses Waived(8) :	$2,126,371
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

Expenses Paid or Accrued by UNL from Inception through December 31, 2021 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of
Expenses:	Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.74% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.03% annualized
Other Amounts Paid or Accrued(9):	0.66% annualized
Total Expenses Paid or Accrued:	1.43% annualized
Expenses Waived(10):	(0.50)% annualized
Total Expenses Paid or Accrued Excluding Expenses Waived(10) :	0.93% annualized
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

Other Fees. UNL also pays the fees and expenses associated with its audit, professional fees, and tax accounting and reporting requirements. These fees were approximately $128,200 for the fiscal year ended December 31, 2021. In addition, UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ended December 31, 2021 were $1,082,000 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2021 was $12,755.

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

The NYSE Arca disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of UNL (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by UNL, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $350 to UNL for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with UNL in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UNL or USCF, and no such person will have any obligation or responsibility to UNL or USCF to effect any sale or resale of shares. As of December 31, 2021, 10 Authorized Participants had entered into agreements with USCF on behalf of UNL. During the year ended December 31, 2021, UNL issued 15 Creation Baskets and redeemed (6) Redemption Baskets.

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

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right but no obligation to reject a purchase order or a Creation Basket Deposit if:

●	it determines that the investment alternative available to UNL at that time will not enable it to meet its investment objective;
●	it determines that the purchase order or the Creation Basket Deposit is not in proper form;
●	it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to UNL, the limited partners or its shareholders;
●	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to USCF, be unlawful; or
●	circumstances outside the control of USCF, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

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

Approximately 5% to 30% of UNL’s assets have normally been committed to margin for commodity futures contracts. However, from time to time, the percentage of assets committed as margin may be substantially more, or less than, such range. An FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to USO to hold trading positions at any time. Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC contracts based on changes in the value of the Natural Gas Interests. Furthermore, ongoing collateral requirements with respect to OTC contracts are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under a Natural Gas Interests, and each party’s creditworthiness. Margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held. In light of the differing requirements for initial payments under exchange-traded and OTC contracts and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of UNL’s assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by UNL will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for UNL’s benefit. USCF invests the balance of UNL’s assets not invested in Natural Gas Interests or held in margin as reserves to be available for changes in margin. All interest income is used for UNL’s benefit.

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

The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and UNL’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of UNL to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UNL in particular amounts and types of its permitted investments.

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

Other natural gas demand-related factors. Other factors that may affect the demand for natural gas and therefore its price, include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for natural gas associated with heating; increased competitiveness of alternative energy sources that have so far generally not been competitive with natural gas without the benefit of government subsidies or mandates; and changes in technology or consumer preferences that alter fuel choices, such as toward alternative fueled or electric transportation and broad-based changes in personal income level.

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

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious disease outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by UNL. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on UNL and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair UNL’s ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of UNL’s service providers, adversely affect the value and liquidity of UNL’s investments, and negatively impact UNL’s performance and your investment in UNL. The extent to which COVID-19 continues to affect UNL and UNL’s service providers and portfolio investments will depend on future developments. There continues to be uncertainty around the COVID-19 pandemic as the Delta variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused an increase in COVID-19 cases globally. The full impact of the COVID-19 pandemic on our business will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding, the impact of the Delta variant, the Omicron variant, and other variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines against the Delta variant, Omicron variant, and other variants that may emerge; and the longer-term impact of the pandemic on the economy and consumer behavior. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of UNL’s investments could be impacted adversely.

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

Correlation Risk

Investors purchasing shares to hedge against movements in the price of natural gas will have an efficient hedge only if the price investors pay for their shares closely correlates with the price of natural gas. Investing in UNL’s shares for hedging purposes involves the following risks:

●	The market price at which the investor buys or sells shares may be significantly less or more than NAV.
●	Daily percentage changes in NAV may not closely correlate with daily percentage changes in the average of the prices of the Benchmark Futures Contracts.
●	Daily percentage changes in the average of the prices of the Benchmark Futures Contracts may not closely correlate with daily percentage changes in the price natural gas.

As of the date of this annual report on Form 10-K, significant market volatility has occurred in the oil markets and the oil futures markets. Such volatility is attributable to the COVID-19 pandemic, related supply chain disruptions and continuing disputes among oil-producing countries. Although the volatility has abated in recent months, future volatility cannot be predicted. Volatility in the natural gas market was also elevated, but it did not reach the same extreme levels as the volatility in the oil futures market did. However, the COVID-19 pandemic could cause increased volatility in the future, the impact of which could limit UNL’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contracts. In such a circumstance, UNL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contract and/or Other Natural Gas-Related Investments.

The market price at which investors buy or sell shares may be significantly less or more than NAV.

UNL’s NAV per share will change throughout the day as fluctuations occur in the market value of UNL’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares, which is also the price shares can be redeemed with UNL by Authorized Participants in Redemption Baskets. Generally, price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of natural gas and the Benchmark Futures Contracts at any point in time. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that. For example, a shortage of UNL shares in the market and other factors could cause UNL’s shares to trade at a premium. Investors should be aware that such premiums can be transitory. To the extent an investor purchases shares that include a premium (e.g., because of a shortage of shares in the market due to the inability of Authorized Participants to purchase additional shares from UNL that could be resold into the market) and the cause of the premium no longer exists causing the premium to disappear (e.g., because more shares are available for purchase from UNL by Authorized Participants that could be resold into the market) such investor’s return on its investment would be adversely impacted due to the loss of the premium. See the risk factor, An unanticipated number of Creation Basket requests during a short period of time could result in a shortage of shares, below.

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

In addition, UNL is not able to replicate exactly the changes in the price of the Benchmark Futures Contracts because the total return generated by UNL is reduced by expenses and transaction costs, including those incurred in connection with UNL’s trading activities, and increased by interest income from UNL’s holdings of Treasuries (defined below). Tracking the Benchmark Futures Contracts requires trading of UNL’s portfolio with a view to tracking the Benchmark Futures Contracts over time and is dependent upon the skills of USCF and its trading principals, among other factors.

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

The design of UNL’s Benchmark Futures Contract consists of the near month contract to expire and the 11 following months, which are changed to the next month contract to expire and the 11 following months during one day each month. In the event of a natural gas futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the Benchmark

Futures Contracts would tend to rise as it approaches expiration. Conversely, in the event of a natural gas futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the benchmark contracts would tend to decline as it approaches expiration. When compared to total return of other price indices, such as the spot price of natural gas, the impact of backwardation and contango may cause the total return of UNL’s per share NAV to vary significantly. Moreover, absent the impact of rising or falling natural gas prices, a prolonged period of contango could have a significant negative impact on UNL’s per share NAV and total return and investors could lose part or all of their investment.

While contango and backwardation are consistently present in trading in the futures markets, such conditions can be exacerbated by market forces. For example, extraordinary market conditions in the crude oil markets, including “super contango” (a higher level of contango arising from the overabundance of oil being produced and the limited availability of storage for such excess supply), occurred in the crude oil futures markets in April 2020 due to oversupply of crude oil in the face of weak demand during the COVID-19 pandemic when disputes among oil-producing countries regarding limitations on the production of oil also were occurring. This resulted in a negative price for the May 2020 futures contract on light, sweet crude oil as traded on the New York Mercantile Exchange.

Volatility in the natural gas market was also elevated, but it did not reach the same extreme levels as the volatility in the oil futures market did. However, the COVID-19 pandemic could cause increased volatility in the future, the impact of which could limit UNL's ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In addition, it is possible that the Benchmark Futures Contract may experience periods of super contango negative prices in the future. In any such a circumstance, UNL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contract and/or Other Natural-Gas Related Investments. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K for a discussion of the potential effects of contango and backwardation.

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

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in a Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL could be ordered to reduce its Natural Gas NG Futures Contracts to below the 6,000 single month and/or 12,000 all month accountability level. As of December 31, 2021, UNL held 273 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the year ended December 31, 2021, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contracts to expire to the next month contracts during a one day period beginning two weeks from expiration of the contracts. For the year ended December 31, 2021, UNL did not exceed any position limits imposed by the NYMEX and ICE Futures.

On October 15, 2020, the CFTC approved the Position Limits Rule. The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts.

The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and UNL’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of UNL to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UNL in particular amounts and types of its permitted investments.

Risk mitigation measures that could be imposed by UNL’s FCMs have the potential to cause tracking error by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts and other Futures Contracts, which could cause the price of UNL’s shares to substantially vary from the price of the Benchmark Futures Contracts.

UNL’s FCMs have discretion to impose limits on the positions that UNL may hold in the Benchmark Oil Futures Contract as well as certain other months. To date, UNL’s FCMs have not imposed any such limits. However, were UNL’s FCMs to impose limits, UNL’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contracts and other Futures Contracts could be severely limited, which could lead UNL to invest in other Futures Contracts or, potentially, Other Natural Gas-Related Investments. UNL could also have to more frequently rebalance and adjust the types of holdings in its portfolio than is currently the case. This could inhibit UNL from pursuing its investment objective in the same manner that it has historically and currently.

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

UNL has received an opinion of counsel that, under current U.S. federal income tax laws, UNL will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of UNL’s annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income, (ii) UNL is organized and operated in accordance with its governing agreements and applicable law and (iii) UNL does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although USCF anticipates that UNL has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. UNL has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for U.S. federal income tax purposes. If the IRS were to successfully assert that UNL is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to shareholders, UNL would be subject to tax on its net income for the year at corporate tax rates. In addition, although USCF does not currently intend to make distributions with respect to shares, any distributions would be taxable to shareholders as dividend income to the extent of UNL’s current and accumulated earnings and profits. Taxation of UNL as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

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

In addition to U.S. federal income taxes, shareholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which UNL does business or owns property or where the shareholders reside. Although an analysis of those various taxes is not presented here, each prospective shareholder should consider their potential impact on its investment in UNL. It is each shareholder’s responsibility to file the appropriate U.S. federal, state, local and foreign tax returns.

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

Legislative or other actions relating to taxes could have a negative effect on UNL or our investors. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, and we cannot predict with certainty how any changes in the tax laws might affect UNL, our investors or our investments. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities or cleared swaps because, for OTC derivatives, the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

Other Risks

UNL is not leveraged.

UNL has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, UNL’s announced investment intentions, and any changes thereto, will take into account the need for UNL to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UNL becoming leveraged. If market conditions require it, UNL may implement risk reduction procedures, which may include changes to UNL’s investments, and such changes may occur on short notice if they occur other than during a roll or rebalance period.

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

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market for its currency, its natural gas production or exports, or another major export, can also make it difficult to liquidate a position. Because both Futures Contracts and Other Natural Gas-Related Investments may be illiquid, UNL’s Natural Gas Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated. The large size of the positions that UNL may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so.

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

UNL is not actively managed and its investment objective is to track the Benchmark Futures Contracts so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

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

UNL’s ability to invest in the Benchmark Futures Contracts could be limited as a result of any or all of the following: evolving market conditions, a change in regulatory accountability levels and position limits imposed on UNL with respect to its investment in Futures Contracts, additional or different risk mitigation measures taken by market participants, generally, including UNL, with respect to UNL acquiring additional Futures Contracts, or UNL selling additional shares.

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

The liquidity of UNL’s shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the shares.

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

Only Authorized Participants may directly purchase from or redeem shares with UNL through Creation Baskets or Redemption Baskets respectively. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount relative to NAV per share.

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

The LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by Concierge, a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain of his other family members and certain other shareholders.

USCF’s Board of Directors currently consists of four Management Directors, who are also executive officers or employees of USCF, and three Non-Management Directors, who are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright Holdings, Inc. (“Wainwright”), which is the sole member of USCF. The sole shareholder of Wainwright is Concierge Technologies, Inc., a company publicly traded under the ticker symbol “CNCG” (“Concierge”). Mr. Nicholas D. Gerber, along with certain of his family members and certain other shareholders, owns the majority of the shares in Concierge, which is the sole shareholder of Wainwright, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and UNL, including their regulatory obligations.

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

USCF serves as the general partner or sponsor to each of UNL and the Related Public Funds. USCF may have a conflict to the extent that its trading decisions for UNL may be influenced by the effect they would have on the other funds it manages. By way of example, if, as a result of reaching position limits imposed by the NYMEX, UNL purchased natural gas futures contracts, this decision could impact UNL’s ability to purchase additional natural gas futures contracts if the number of contracts held by funds managed by USCF reached the maximum allowed by the NYMEX. Similar situations could adversely affect the ability of any fund to track its Benchmark Futures Contracts.

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

UNL may terminate at any time, regardless of whether UNL has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by UNL or third parties or otherwise that would lead UNL to determine that it could no longer foreseeably meet its business objective or that UNL’s aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of UNL unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal, or removal of USCF as the general partner of UNL could cause UNL to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate UNL. UNL’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

USCF makes every effort to predict and maintain an adequate amount of shares outstanding. However, if a substantial number of requests for Creation Baskets are received by UNL during a relatively short period of time that substantially differ from past creation volumes, due to market volatility or otherwise, could result in circumstances where, because of high demand for its shares, UNL may not have sufficient shares available for sale to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Baskets.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of UNL would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in UNL compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares’ NAV, which is also the price shares can be redeemed with UNL by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from UNL’s investment objective. Any potential impact to the market in shares of UNL that could occur from the Authorized Participant’s inability to create new baskets would likely not extend beyond the time when additional shares would be registered and available for distribution.

UNL may determine that to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective it may limit its offers of Creation Baskets.

UNL may determine that UNL will limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits); (2) market conditions (including but not limited to those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures taken by UNL’s current and other FCMs that limit UNL and other market participants from investing in particular natural gas futures contracts, UNL’s management can determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

If such a determination is made, the same consequences associated with a suspension of the offering of Creation Baskets, as described in the foregoing risk factor, An unanticipated number of Creation Basket requests during a short period of time could result in a shortage of shares, could also occur as a result of UNL determining to limit the offering of creation baskets.

The value of Treasury Bills and Money Market securities held by UNL will fluctuate in value with changes in interest rates.

Interest rate risk is generally lower for shorter term investments and higher for longer term investments. UNL may be subject to a greater risk of rising interest rates than would normally be the case due to the current period of historically low rates and the effect of potential fiscal policy initiatives and resulting market reaction to those initiatives. When interest rates fall, UNL may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

UNL may lose money by investing in government money market funds.

UNL invests in government money market funds. Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and UNL may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. UNL cannot rely on or expect a government money market fund's adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund's $1.00 share price. The credit quality of a government money market fund's holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund's share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund's share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

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

Notwithstanding that UNL could sustain losses upon the failure or bankruptcy of its FCM, the majority of UNL’s assets are held in Treasuries, cash and/or cash equivalents with UNL’s Custodian and would not be impacted by the bankruptcy of an FCM.

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

With the increased use of technologies such as the internet and the dependence on computer systems to perform necessary business functions, UNL is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events such as a cyber-attack against UNL, a natural catastrophe, an industrial accident, failure of UNL’s disaster recovery systems, or consequential employee error. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of UNL’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of UNL shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. Adverse effects can become particularly acute if those events affect UNL’s electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data. In addition, a service provider that has experienced a cyber-security incident may divert resources normally devoted to servicing UNL to addressing the incident, which would be likely to have an adverse effect on UNL's operations. Cyber-attacks may also cause disruptions to the futures exchanges and clearinghouses through which UNL invests in futures contracts, which could result in disruptions to UNL's ability to pursue its investment objective, resulting in financial losses to UNL and its shareholders.

In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. UNL and its shareholders could be negatively impacted as a result. While USCF and the Related Public Funds, including UNL, have established business continuity plans, there are inherent limitations in such plans, including the possibility that certain risks have not been identified or that new risks will emerge before countervailing measures can be implemented. Furthermore, UNL cannot control cybersecurity plans and systems of its service providers, market makers or Authorized Participants.

UNL's investment returns could be negatively affected by climate change and greenhouse gas restrictions.

Driven by concern over the risks of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions or production and use of oil and gas. These include adoption of cap and trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. Political and other actors and their agents increasingly seek to advance climate change objectives indirectly, such as by seeking to reduce the availability of or increase the cost for, financial and investment in the oil and gas sector and taking actions intended to promote changes in business strategy for oil and gas companies. Many governments are also providing tax advantages and other subsidies to support transitioning to alternative energy sources or mandating the use of specific fuels other than oil or natural gas. Depending on how policies are formulated and applied, they could have the potential to negatively affect UNL's investment returns and make oil and natural gas products more expensive or less competitive.

USCF is the subject of class action litigation. In light of the inherent uncertainties involved in litigation matters, an adverse outcome in this litigation could materially adversely affect USCF's financial condition.

USCF and USCF's directors and certain of its officers are currently subject to class action litigation. Estimating an amount or range of possible losses resulting from litigation proceedings to USCF is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties' settlement posture and their evaluation of the strength or weakness of their case against USCF. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting therefrom. In light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect USCF's financial condition, results of operations or cash flows in any particular reporting period. In addition, litigation could result in substantial costs and divert USCF's management's attention and resources from conducting USCF's operations, including the management of UNL and the Related Public Funds. For more information, see “Item 3. Legal Proceedings” in this annual report on Form 10-K.

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

Settlement of SEC and CFTC Investigations

On November 8, 2021, USCF and USO announced a resolution with each of the SEC and the CFTC relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC as more fully described below. On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 thereunder.

Subsequently, on August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice stated that the CFTC staff made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act of 1936, as amended (the “CEA”), 7 U.S.C. §§ 6o(1)(A) and (B) and 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019).

On November 8, 2021, acting pursuant to an offer of settlement submitted by USCF and USO, the SEC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 8A of the 1933 Act, directing USCF and USO to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, 15 U.S.C. § 77q(a)(3) (the “SEC Order”). In the SEC Order, the SEC made findings that, from April 24, 2020 to May 21, 2020, USCF and USO violated Section 17(a)(3) of 1933 Act, which provides that it is “unlawful for any person in the offer or sale of any securities to engage in any transaction, practice, or course of business which operates or would operate as a fraud or deceit upon the purchaser.” USCF and USO consented to entry of the SEC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Separately, on November 8, 2021, acting pursuant to an offer of settlement submitted by USCF, the CFTC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 6(c) and (d) of the CEA, directing USCF to cease and desist from committing or causing any violations of Section 4o(1)(B) of the CEA, 7 U.S.C. § 6o(1) (B), and CFTC Regulation 4.41(a)(2), 17 C.F.R. § 4.41(a)(2) (the “CFTC Order”). In the CFTC Order, the CFTC made findings that, from on or about April 22, 2020 to June 12, 2020, USCF violated Section 4o(1)(B) of the CEA and CFTC Regulation 4.41(a)(2), which make it unlawful for any commodity pool operator (“CPO”) to engage in “any transaction, practice, or course of business which operates as a fraud or deceit upon any client or participant or prospective client or participant” and prohibit a CPO from advertising in a manner which “operates as a fraud or deceit upon any client or participant or prospective client or participant,” respectively. USCF consented to entry of the CFTC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Pursuant to the SEC Order and the CFTC Order, in addition to the command to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, Section 4o(1)(B) of the CEA, and CFTC Regulation 4.14(a)(2), civil monetary penalties totaling two million five hundred thousand dollars ($2,500,000) in the aggregate were required to be paid to the SEC and CFTC, of which one million two hundred fifty thousand dollars ($1,250,000) was paid by USCF to each of the SEC and the CFTC, respectively, pursuant to the offsets permitted under the orders.

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

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the 1934 Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Price Range of Shares

UNL’s shares have traded on the NYSE Arca under the symbol “UNL” since November 18, 2009 As of December 31, 2021, UNL had approximately 4,735 holders of shares.

Dividends

UNL has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL did not have any shares redeemed during the fourth quarter of the year ending December 31, 2021. There were no monthly redemptions for the last three months as indicated below.

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
10/1/21 to 10/31/21	—	$—
11/1/21 to 11/30/21	—	—
12/1/21 to 12/31/21	—	—
Total	—

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the United States 12 Month Natural Gas Fund, LP (“UNL”) included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UNL’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. UNL believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; market volatility in the crude oil markets and futures markets, in part attributable to the COVID-19 pandemic, related supply chain disruptions, ongoing disputes among oil-producing countries, uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on USO’s business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe UNL’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UNL cannot assure investors that the projections included in these forward-looking statements will come to pass. UNL’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. As of December 31, 2021, UNL held - Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the year ended December 31, 2021, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the year ended December 31, 2021, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

The Benchmark Futures Contracts will be subject to position limits under the Position Limits Rule, and UNL’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of UNL to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UNL in particular amounts and types of its permitted investments.

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

Although such government MMFs seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and UNL may lose money by investing in a government MMF. An investment in a government MMF is not insured or guaranteed by the Federal Deposit Insurance Corporation (the "FDIC") or any other government agency. The share price of a government MMF can fall below the $1.00 share price. UNL cannot rely on or expect a government MMF’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government MMF’s $1.00 share price. The credit quality of a government MMF’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government MMF’s share price. Due to fluctuations in interest rates, the market value of securities held by a government MMF may vary. A government MMF’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Price Movements

Natural gas futures prices were volatile during the year ended December 31, 2021. The average price of the Benchmark Futures Contracts started the year at $2.695 per million British thermal shares (“MMBtu”). The high of the year was on October 5, 2021 when the price of the Benchmark Futures Contracts reached $5.017 per MMBtu. The low of the year was on March 18, 2021 when the price dropped to $2.688 per MMBtu. The year ended with the Benchmark Futures Contracts at $3.698 per MMBtu, an increase of approximately 37.22% over the year. UNL’s per share NAV began the year at $7.74 and ended the year at $11.65 on December 31, 2021, an increase of approximately 50.52% over the year. The Benchmark Futures Contracts prices listed above began with the February 2021 to January 2022 contracts and ended with the February 2022 to January 2023 contracts. The increase of approximately 37.22% on the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the year ended December 31, 2021, the natural gas futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of December 31, 2021, UNL had issued 6,900,000 shares, 1,400,000 of which were outstanding. As of December 31, 2021, there were 23,100,000 shares registered but not yet issued. UNL has registered 30,000,000 shares since inception.

More shares may have been issued by UNL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UNL cannot be resold by UNL. As a result, UNL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2021, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Americas LLC.

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Per share net asset value, end of year	$11.65	$7.74
Average daily total net assets	$11,436,019	$4,790,202
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$3,479	$21,225
Annualized yield based on average daily total net assets	0.03%	0.44%
Management fee	$85,770	$35,924
Total fees and other expenses excluding management fees	$145,903	$67,715
Total amount of the expense waiver	$128,748	$60,535
Expenses before the allowance of the expense waiver	$231,673	$103,639
Expenses after the allowance of the expense waiver	$102,925	$43,104
Total commissions accrued to brokers	$3,199	$1,633
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$2,250	$1,153
Percentage of commissions accrued as a result of rebalancing	70.33%	70.61%
Commissions accrued as a result of creation and redemption activity	$949	$480
Percentage of commissions accrued as a result of creation and redemption activity	29.67%	29.39%

[Portfolio Expenses. UNL’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that UNL pays to USCF is calculated as a percentage of the total net assets of UNL. The fee is accrued daily and paid monthly.

The increase in the per share NAV for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to higher prices for natural gas and the related increase in the value of the Natural Gas Futures Contracts in which UNL held and traded.

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2021, compared to the year ended December 31, 2020. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was lower during the year ended December 31, 2021, compared to the year ended December 31, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2021, compared to the year ended December 31, 2020 was due primarily to a increase in reporting costs and professional fees.

The increase in total commissions accrued to brokers for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2021, the average daily change in the average of the prices of the Benchmark Futures Contracts was (0.398)%, while the average daily change in the per share NAV of UNL over the same time period was (0.400)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to December 31, 2021, the average daily change in the average price of the Benchmark Futures Contracts was (0.032)%, while the average daily change in the per share NAV of UNL over the same time period was (0.033)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended December 31, 2021. The second graph measures monthly changes since December 31, 2016 through December 31, 2021.

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

For the year ended December 31, 2021, the actual total return of UNL as measured by changes in its per share NAV was 50.52%. This is based on an initial per share NAV of $7.74 as of December 31, 2020 and an ending per share NAV as of December 31, 2021 of $11.65. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $11.65 as of December 31, 2021, for a total return over the relevant time period of 50.52%. The difference between the actual per share NAV total return of UNL of 50.52% and the expected total return based on the Benchmark Futures Contract of 50.52% was a difference over the time period of 0.00%, which is to say that UNL’s actual total return matched its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the year ended December 31, 2020, the actual total return of UNL as measured by changes in its per share NAV was (8.19)%. This was based on an initial per share NAV of $8.43 as of December 31, 2019 and an ending per share NAV as of December 31, 2020 of $7.74. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $7.75 as of December 31, 2020, for a total return over the relevant time period of (8.07)%. The difference between the actual per share NAV total return of UNL of (8.19)% and the expected total return based on the Benchmark Futures Contracts of (8.07)% was an error over the time period of (0.12)%, which is to say that UNL’s actual total return underperformed its benchmark by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact UNL’s ability to accurately track Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the average price of the Benchmark Futures Contracts. During the year ended December 31, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2021. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to rise over the from future near historical lows. It is anticipated that fees and expenses paid by UNL may continue to be higher than interest earned by UNL. As such, USCF anticipates that UNL could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Futures Contracts. During the year ended December 31, 2021, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between December 31, 2011 and December 31, 2021. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the year ended December 31, 2021, the average price of the Benchmark Oil Futures Contracts traded in a range between $2.688 and $5.017. The average price of the Benchmark Oil Futures Contracts increased 37.22% from December 31, 2020 through December 31, 2021, finishing the year at $3.698. The number of rigs dedicated to natural gas production rose from 83 at the start of the year to 106 by the end of 2021. Natural Gas stored in the United States stood at 3,195 billion cubic feet as of December 31, 2021, about 4% lower than the same time last year. Both domestic demand and U.S. exports of natural gas have increased over the last five years and rising demand relative to gas in storage led to the best returns for the commodity in almost a decade. The robust ability of the U.S. energy industry to meet demand may constrain natural gas prices except during periods of extreme temperatures.

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

The ongoing impact of COVID-19 in the United States could continue to add some pressure to natural gas demand at times. However, supply and demand of natural gas continue to exhibit normal seasonal patterns, whereby both production and end-user demand increase in autumn and winter months and decline in spring and summer months. Peak demand and peak production over the last two pandemic winters fell somewhat below their five year averages, though not dramatically.

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

For the ten-year time period between December 31, 2011 and December 31, 2021, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years

	Large Cap US Equities (S&P	US Gov’t Bonds (BEUSG4	Global Equities (FTSE World			Unleaded	Natural
Correlation Matrix 10 Years	500)	Index)	Index)	Crude Oil	Heating Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.895	0.995	0.669	0.717	0.716	0.584
US Gov’t Bonds (BEUSG4 Index)		1.000	0.893	0.521	0.616	0.540	0.585
Global Equities (FTSE World Index)			1.000	0.686	0.737	0.729	0.577
Crude Oil				1.000	0.867	0.837	0.350
Heating Oil					1.000	0.807	0.419
Unleaded Gasoline						1.000	0.403
Natural Gas							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2021, the movement of natural gas was strongly correlated with diesel-heating oil, U.S. government bonds oil, large cap U.S. equities, global equities crude oil, and unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year

	Large Cap US Equities (S&P	US Gov’t Bonds (BEUSG4	Global Equities (FTSE World			Unleaded	Natural
Correlation Matrix 1 Year	500)	Index)	Index)	Crude Oil	Heating Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.993	1.000	0.944	0.956	0.959	0.868
US Gov’t Bonds (BEUSG4 Index)		1.000	0.994	0.937	0.953	0.945	0.891
Global Equities (FTSE World Index)			1.000	0.949	0.962	0.963	0.873
Crude Oil				1.000	0.995	0.988	0.887
Heating Oil					1.000	0.989	0.896
Unleaded Gasoline						1.000	0.857
Natural Gas							1.000

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

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The comparison of the fiscal years ended December 31, 2020 and 2019 can be found in UNL’s annual report on Form 10-K for the fiscal year ended December 31, 2020 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the year ended December 31, 2021, UNL’s expenses, pre and post expense waiver, exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2021 UNL used other assets to pay expenses, post expense waiver. To the extent expenses exceed income, UNL’s NAV will be negatively impacted.

USCF endeavors to have the value of UNL’s Treasuries, cash and cash equivalents, whether held by UNL or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations for its investments in its Futures Contracts and Other Natural Gas-Related Investments.

Although permitted to do so under its Limited Partnership Agreement, UNL has not and does not intend to leverage its assets and makes its investments accordingly. Consistent with the foregoing, UNL’s investment decisions will take into account the need for UNL to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UNL becoming leveraged. If the market conditions require it, these risk reduction procedures may occur on short notice if they occur other than during a roll or rebalance period.

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2021, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

UNL may terminate at any time, regardless of whether UNL has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by UNL or third parties or otherwise that would lead UNL to determine that it could no longer foreseeably meet its investment objective or that UNL’s aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of UNL unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal or removal of USCF as the general partner of UNL could cause UNL, to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate UNL. UNL’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

USCF attempts to manage the credit risk of UNL by following various trading limitations and policies. In particular, UNL generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UNL to limit its credit exposure. An FCM, when acting on behalf of UNL in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UNL, all assets of UNL relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle UNL’s assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account UNL’s assets related to foreign Futures Contracts .

In the future UNL may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2021, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $15,705,957 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2021, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of UNL’s financial statements and its SEC, NFA and CFTC reports. USCF and UNL have also entered into a licensing agreement with the NYMEX pursuant to which UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. UNL also pays the fees and expenses associated with its tax accounting and reporting requirements.

USCF paid BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNL’s financial statements and its SEC, NFA and CFTC reports through May 31, 2020.

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

As of December 31, 2021, UNL’s portfolio consisted of 441 Natural Gas Futures NG contracts traded on the NYMEX. As of December 31, 2021, UNL did not hold any of Futures Contracts traded on the ICE Futures. For a list of current holdings, please see UNL’s website at www.uscfinvestments.com.

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

Item 8. Financial Statements and Supplementary Data.

United States 12 Month Natural Gas Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UNL’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2021, UNL’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States 12 Month Natural Gas Fund, LP

Opinions on the Financial Statements

We have audited the accompanying statements of financial condition of United States 12 Month Natural Gas Fund, LP (the “Fund”) as of December 31, 2021 and 2020, including the schedule of investments as of December 31, 2021 and 2020, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States 12 Month Natural Gas Fund, LP as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

March 4, 2022

United States 12 Month Natural Gas Fund, LP

Statements of Financial Condition

At December 31, 2021 and December 31, 2020

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $14,360,397 and $6,497,522, respectively) (Notes 2 and 5)	$14,360,397	$6,497,522
Equity in trading accounts:
Cash and cash equivalents (at cost $1,345,560 and $845,621, respectively)	1,345,560	845,621
Unrealized gain (loss) on open commodity futures contracts	548,509	(21,964)
Receivable from General Partner (Note 3)	128,748	60,535
Dividends receivable	272	9
Interest receivable	79	174
Prepaid license fees	1,025	983
Prepaid insurance*	445	96

Total Assets	$16,385,035	$7,382,976

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$10,640	$4,095
Professional fees payable	58,646	25,000
Brokerage commissions payable	391	391
Directors’ fees payable*	2,772	2,030

Total Liabilities	72,449	31,516

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	16,312,586	7,351,460
Total Partners’ Capital	16,312,586	7,351,460

Total Liabilities and Partners’ Capital	$16,385,035	$7,382,976

Limited Partners’ shares outstanding	1,400,000	950,000
Net asset value per share	$11.65	$7.74
Market value per share	$11.72	$7.59

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Schedule of Investments

At December 31, 2021

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2022 contracts, expiring January 2022	$1,397,690	37	$(17,590)	(0.11)
NYMEX Natural Gas Futures NG March 2022 contracts, expiring February 2022	1,315,010	36	(34,490)	(0.21)
NYMEX Natural Gas Futures NG April 2022 contracts, expiring March 2022	1,109,299	37	188,291	1.15
NYMEX Natural Gas Futures NG May 2022 contracts, expiring April 2022	1,102,674	37	201,576	1.24
NYMEX Natural Gas Futures NG June 2022 contracts, expiring May 2022	1,094,328	36	194,112	1.19
NYMEX Natural Gas Futures NG July 2022 contracts, expiring June 2022	1,192,300	37	153,760	0.94
NYMEX Natural Gas Futures NG August 2022 contracts, expiring July 2022	1,226,820	37	126,270	0.77
NYMEX Natural Gas Futures NG September 2022 contracts, expiring August 2022	1,288,840	37	59,810	0.37
NYMEX Natural Gas Futures NG October 2022 contracts, expiring September 2022	1,448,300	37	(88,180)	(0.54)
NYMEX Natural Gas Futures NG November 2022 contracts, expiring October 2022	1,530,060	37	(129,240)	(0.79)
NYMEX Natural Gas Futures NG December 2022 contracts, expiring November 2022	1,572,550	37	(98,840)	(0.61)
NYMEX Natural Gas Futures NG January 2023 contracts, expiring December 2022	1,479,370	36	(6,970)	(0.04)
Total Open Futures Contracts*	$15,757,241	441	$548,509	3.36

			% of
	Shares/Principal	Market	Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	6,000,000	$6,000,000	36.78
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	8,000,000	8,000,000	49.04
Total United States Money Market Funds		$14,000,000	85.82

#Reflects the 7-day yield at December 31, 2021.

*Collateral amounted to $1,345,560 on open commodity futures contracts.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Schedule of Investments

At December 31, 2020

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2021 contracts, expiring January 2021	$625,427	23	$(41,457)	(0.56)
NYMEX Natural Gas Futures NG March 2021 contracts, expiring February 2021	595,284	23	(14,304)	(0.19)
NYMEX Natural Gas Futures NG April 2021 contracts, expiring March 2021	522,925	22	35,435	0.48
NYMEX Natural Gas Futures NG May 2021 contracts, expiring April 2021	568,664	23	18,986	0.26
NYMEX Natural Gas Futures NG June 2021 contracts, expiring May 2021	579,127	23	21,403	0.29
NYMEX Natural Gas Futures NG July 2021 contracts, expiring June 2021	589,700	23	27,850	0.38
NYMEX Natural Gas Futures NG August 2021 contracts, expiring July 2021	561,704	22	35,596	0.48
NYMEX Natural Gas Futures NG September 2021 contracts, expiring August 2021	618,613	23	5,147	0.07
NYMEX Natural Gas Futures NG October 2021 contracts, expiring September 2021	652,383	23	(21,953)	(0.30)
NYMEX Natural Gas Fututes NG November 2021 contracts, expiring October 2021	649,795	22	(34,675)	(0.47)
NYMEX Natrual Gas Futures NG December 2021 contracts, expiring November 2021	713,702	23	(43,712)	(0.59)
NYMEX Natural Gas Futures NG January 2022 contracts, expiring December 2021	701,660	23	(10,280)	(0.14)
Total Open Futures Contracts*	$7,378,984	273	$(21,964)	(0.29)

	Shares/Principal		% of Partners’
Cash Equivalents	Amount	Market Value	Capital
United States Money Market Funds
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.02%#	1,000,000	$1,000,000	13.60
Total United States Money Market Funds		$1,000,000	13.60

#Reflects the 7-day yield at December 31, 2020.

*Collateral amounted to $845,621 on open commodity futures contracts.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Operations

For the years ended December 31, 2021, 2020 and 2019

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$2,685,138	$(608,115)	$(479,014)
Change in unrealized gain (loss) on open commodity futures contracts	570,473	413,714	(389,575)
Dividend income	1,802	2,604	11,525
Interest income*	1,677	18,621	81,092
ETF transaction fees	3,500	1,400	700
Total Income (Loss)	$3,262,590	$(171,776)	$(775,272)

Expenses
General Partner management fees (Note 3)	$85,770	$35,924	$32,545
Professional fees	128,233	62,653	77,834
Brokerage commissions	3,199	1,633	1,231
Directors’ fees and insurance	12,755	2,711	1,096
License fees	1,716	718	651
Total Expenses	231,673	103,639	113,357
Expense waiver (Note 4)	(128,748)	(60,535)	(74,303)
Net Expenses	$102,925	$43,104	$39,054
Net Income (Loss)	$3,159,665	$(214,880)	$(814,326)
Net Income (Loss) per limited partner share	$3.91	$(0.69)	$(1.83)
Net Income (Loss) per weighted average limited partner share	$2.93	$(0.37)	$(1.80)
Weighted average limited partner shares outstanding	1,078,767	587,397	452,329

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statement of Changes in Partners’ Capital

For the years ended December 31, 2021, 2020 and 2019

	Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Balances at beginning of year	$7,351,460	$3,373,894	$5,642,871
Addition of 750,000, 550,000 and – partnership shares, respectively	8,382,719	4,192,446	—
Redemption of (300,000), (–) and (150,000) partnership shares, respectively	(2,581,258)	—	(1,454,651)
Net income (loss)	3,159,665	(214,880)	(814,326)

Balances at end of year	$16,312,586	$7,351,460	$3,373,894

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Cash Flows

For the years ended December 31, 2021, 2020 and 2019

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$3,159,665	$(214,880)	$(814,326)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(570,473)	(413,714)	389,575
(Increase) decrease in receivable from General Partner	(68,213)	13,767	(14,346)
(Increase) decrease in dividends receivable	(263)	649	1,921
(Increase) decrease in interest receivable	95	73	42
(Increase) decrease in prepaid insurance*	(349)	24	(120)
(Increase) decrease in other assets	—	—	216
Increase (decrease) in payable due to Broker	—	—	(81,581)
Increase (decrease) in General Partner management fees payable	6,545	1,336	(950)
Increase (decrease) in professional fees payable	33,646	(32,027)	5,541
Increase (decrease) in brokerage commissions payable	—	(180)	—
Increase (decrease) in directors’ fees payable*	742	1,927	(22)
Increase (decrease) in insurance payable	(42)	(983)	(516)
Net cash provided by (used in) operating activities	2,561,353	(644,008)	(514,566)

Cash Flows from Financing Activities:
Addition of partnership shares	8,382,719	4,192,446	—
Redemption of partnership shares	(2,581,258)	—	(1,454,651)
Net cash provided by (used in) financing activities	5,801,461	4,192,446	(1,454,651)

Net Increase (Decrease) in Cash and Cash Equivalents	8,362,814	3,548,438	(1,969,217)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	7,343,143	3,794,705	5,763,922
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$15,705,957	$7,343,143	$3,794,705

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$14,360,397	$6,497,522	$2,990,732
Equity in Trading Accounts:
Cash and cash equivalents	1,345,560	845,621	803,973
Total Cash, Cash Equivalents and Equity in Trading Accounts	$15,705,957	$7,343,143	$3,794,705

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Financial Statements

For the years ended December 31, 2021, 2020 and 2019

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

As of December 31, 2021, UNL held 441 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

USCF is also the sponsor of the United States Commodity Index Funds Trust (“USCIFT”), a Delaware statutory trust and each of its series: the United States Commodity Index Fund (“USCI”) and the United States Copper Index Fund (“CPER”). USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

USO, UNG, UGA, USL, BNO, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of December 31, 2021, UNL had registered a total of 30,000,000 shares.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2021.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2021.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2021, 2020 and 2019, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 totaled of $12,755 for UNL and, in the aggregate for UNL and the Related Public Funds, $1,081,963. For the year ended December 31, 2020 these fees and expenses were $585,896 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2020 was $2,711. For the year ended December 31, 2019, these fees and expenses were $556,951 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2019 was $1,096.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2021, 2020 and 2019, UNL incurred $1,716, $718 and $651, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $114,000 for the year ending December 31, 2021. For the years ending December 31, 2020 and 2019 UNL’s investor reporting costs totaled $62,653 and $77,834 respectively. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 - Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL's NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the years ended December 31, 2021, 2020 and 2019 USCF waived $128,748, $60,535, and $74,303 of UNL’s expenses respectively. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 - Contracts and Agreements.

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

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Total commissions accrued to brokers	$3,199	$1,633	$1,231
Total commissions as annualized percentage of average total net assets	0.03%	0.03%	0.03%
Commissions accrued as a result of rebalancing	$2,250	$1,153	$1,084
Percentage of commissions accrued as a result of rebalancing	70.33%	70.61%	88.06%
Commissions accrued as a result of creation and redemption activity	$949	$480	$147
Percentage of commissions accrued as a result of creation and redemption activity	29.67%	29.39%	11.94%

The increase in total commissions accrued to brokers for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to a higher number of natural gas futures contracts being held and traded.

NYMEX Licensing Agreement

UNL and NYMEX entered into a licensing agreement on December 4, 2007, as amended on October 20, 2011, whereby UNL was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UNL and the Related Public Funds, other than BNO, USCI, and CPER, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UNL expressly disclaims any association with the NYMEX or endorsement of UNL by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

All of the futures contracts held by UNL through December 31, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2021 and December 31, 2020, UNL held investments in money market funds in the amounts of $14,000,000 and $1,000,000, respectively. UNL also holds cash deposits with its custodian. As of December 31, 2021 and December 31, 2020, UNL held cash deposits and investments in Treasuries in the amounts of $1,705,957 and $6,343,143 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2021, 2020 and 2019 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Per Share Operating Performance:
Net asset value, beginning of year	$7.74	$8.43	$10.26
Total income (loss)	4.01	(0.62)	(1.74)
Total expenses	(0.10)	(0.07)	(0.09)
Net increase (decrease) in net asset value	3.91	(0.69)	(1.83)
Net asset value, end of year	$11.65	$7.74	$8.43

Total Return	50.52%	(8.19)%	(17.84)%

Ratios to Average Net Assets
Total income (loss)	28.53%	(3.59)%	(17.87)%
Management fees	0.75%	0.75%	0.75%
Total expenses excluding management fees	1.28%	1.41%	1.86%
Expense waived	(1.13)%	(1.26)%	(1.71)%
Net expense excluding management fees	0.15%	0.15%	0.15%
Net income (loss)	27.63%	(4.49)%	(18.77)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UNL.

NOTE 7 — QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2021 and 2020.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2021	2021	2021	2021
Total Income (Loss)	$116,939	$2,198,433	$4,608,063	$(3,660,845)
Total Expenses	47,470	60,037	64,948	59,218
Expense Waivers	(30,045)	(39,639)	(38,328)	(20,736)
Net Expense	17,425	20,398	26,620	38,482
Net Income (Loss)	$99,514	$2,178,035	$4,581,443	$(3,699,327)
Net Income (Loss) per Share	$0.15	$2.09	$4.50	$(2.83)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2020	2020	2020	2020
Total Income (Loss)	$(315,759)	$(79,714)	$784,562	$(560,865)
Total Expenses	22,976	26,044	27,598	27,021
Expense Waivers	(16,022)	(17,683)	(14,037)	(12,793)
Net Expense	6,954	8,361	13,561	14,228
Net Income (Loss)	$(322,713)	$(88,075)	$771,001	$(575,093)
Net Income (Loss) per Share	$(0.80)	$(0.08)	$1.02	$(0.83)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2021 and 2020.

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

The following table summarizes the valuation of UNL’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$14,000,000	$14,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	548,509	548,509	—	—

The following table summarizes the valuation of UNL’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$1,000,000	$1,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(21,964)	(21,964)	—	—

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	December 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2021	2020
Futures - Commodity Contracts	Assets	$548,509	$(21,964)

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31,		December 31,		December 31,
		2021		2020		2019
			Change in		Change in		Change in
			Unrealized	Realized	Unrealized	Realized	Unrealized
Derivatives	Location of	Realized	Gain	Gain	Gain	Gain	Gain
not	Gain (Loss)	gain (Loss) on	(Loss) on	(Loss) in	(Loss) on	(Loss) in	(Loss) on
Accounted	on	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives
for as	Derivatives	Recognized	Recognized	Recognized	Recognized	Recognized	Recognized
Hedging	Recognized	in	in	in	in	in	in
Instruments	in Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$2,685,138		$(608,115)		$(479,014)

	Change in unrealized gain (loss) on open positions		$570,473		$413,714		$(389,575)

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

Item 9C. Disclosure Regarding Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UNL has no executive officers. Pursuant to the terms of the LP Agreement, UNL’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	59	Management Director, Vice President
Andrew F Ngim	61	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	62	Management Director
John P. Love	50	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	58	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	63	Chief Compliance Officer
Ray W. Allen	65	Portfolio Manager
Kevin A. Baum	51	Chief Investment Officer
Gordon L. Ellis	75	Independent Director
Malcolm R. Fobes III	57	Independent Director
Peter M. Robinson	64	Independent Director

Ray W. Allen, 65, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (4) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019, and (5) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 51, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also serves as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, a branch manager since January 2017, and a swap associated person since November 2020. He also is an associated person and branch manager of USCF Advisers as of February 2017, and, as of June 2021, a swap associated person. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 58, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc. (“Concierge”), the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 59, Vice President since May 15, 2015 and Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015 and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co- founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 26, 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNCG.” Concierge is the sole shareholder of Wainwright. He is also the CEO and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019. Mr. Gerber serves as CEO of a newly formed Concierge subsidiary, Marygold & Co. (UK) Limited in London, England, since August 2021. Mr. Gerber also is the President and a director of Wainwright, a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 50, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of Wainwright, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 61, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI and CPER since January 2013 and as the portfolio manager of the United States Agriculture Index Fund from January 2013 to September 2018. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017, (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 62, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 63, Chief Compliance Officer of USCF since February 2013. In addition, she served USCF as the General Counsel from May 2015 through April 2018 and the Assistant General Counsel from August 2011 through April 2015. Ms. Yu also served as the General Counsel of Concierge, the parent of Wainwright from November 2017 through December 2018. Ms. Yu has served as (1) Chief Compliance Officer of USCF Advisers and USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, (2) Chief AML Officer of USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, and (3) Chief Legal Officer of USCF Advisers and USCF ETF Trust from May 2015 through April 2018 and of USCF Mutual Funds Trust from October 2016 through April 2018. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 75, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an MBA in international finance.

Malcolm R. Fobes III, 57, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 64, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Carolyn M. Yu and Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Carolyn M. Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in UNL. Ray W. Allen and Andrew F Ngim make trading and investment decisions for, and execute trades on behalf of, UNL. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

UNL does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UNL and other entities controlled by USCF. UNL does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UNL pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.75% of average daily total net assets. For 2021, UNL accrued aggregate management fees of $-.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2021, by the directors of USCF. UNL’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2021 was $12,755.

Change in
Pension Value
	Fees				and
	Earned				Nonqualified
	or Paid			Non-Equity	Deferred
	in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$3,238	NA	NA	NA	$—	$—	$3,238
Gordon L. Ellis	$3,238	NA	NA	NA	$—	$—	$3,238
Malcolm R. Fobes III(1)	$3,886	NA	NA	NA	$—	$—	$3,886
(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to UNL by its independent auditors for the last two fiscal years are as follows:

	2021	2020
Audit fees	$25,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$25,000	$25,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 72.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

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

Item 16. Form 10-K Summary.

None.

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

Date: March 4, 2022

By:	/s/ Stuart P. Crumbaugh

Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 4, 2022

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 4, 2022
Nicholas D. Gerber

/s/ John P. Love	Management Director	March 4, 2022
John P. Love

/s/ Andrew F Ngim	Management Director	March 4, 2022
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	March 4, 2022
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	March 4, 2022
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 4, 2022
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 4, 2022
Malcolm R. Fobes III