Form 10-Q
period 2022-03-31
United States 12 Month Natural Gas Fund, LP
filed 2022-05-06
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022.

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

The registrant had 1,550,000 outstanding shares as of May 2, 2022.

United States 12 Month Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $21,187,463 and $14,360,397, respectively) (Notes 2 and 5)	$21,187,463	$14,360,397
Equity in trading accounts:
Cash and cash equivalents (at cost $- and $1,345,560, respectively)	—	1,345,560
Unrealized gain (loss) on open commodity futures contracts	7,000,463	548,509
Receivable from General Partner (Note 3)	17,793	128,748
Dividends receivable	2,138	272
Interest receivable	7	79
Prepaid license fees	765	1,025
Prepaid insurance*	3,332	445

Total Assets	$28,211,961	$16,385,035

Liabilities and Partners’ Capital
Payable due to Broker	$4,871,212	$—
General Partner management fees payable (Note 3)	16,730	10,640
Professional fees payable	34,470	58,646
Brokerage commissions payable	391	391
Directors’ fees payable*	2,734	2,772

Total Liabilities	4,925,537	72,449

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	23,286,424	16,312,586
Total Partners’ Capital	23,286,424	16,312,586

Total Liabilities and Partners’ Capital	$28,211,961	$16,385,035

Limited Partners’ shares outstanding	1,300,000	1,400,000
Net asset value per share	$17.91	$11.65
Market value per share	$17.97	$11.72

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2022

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts – Long
United States Contracts
NYMEX Natural Gas Futures NG May 2022 contracts, expiring April 2022	$1,231,092	34	$687,188	2.95
NYMEX Natural Gas Futures NG June 2022 contracts, expiring May 2022	1,286,082	35	709,268	3.05
NYMEX Natural Gas Futures NG July 2022 contracts, expiring June 2022	1,261,032	34	696,008	2.99
NYMEX Natural Gas Futures NG August 2022 contracts, expiring July 2022	1,311,313	35	703,637	3.02
NYMEX Natural Gas Futures NG September 2022 contracts, expiring August 2022	1,337,366	35	668,484	2.87
NYMEX Natural Gas Futures NG October 2022 contracts, expiring September 2022	1,337,037	34	614,563	2.64
NYMEX Natural Gas Futures NG November 2022 contracts, expiring October 2022	1,385,719	34	588,661	2.53
NYMEX Natural Gas Futures NG December 2022 contracts, expiring November 2022	1,485,374	35	597,476	2.56
NYMEX Natural Gas Futures NG January 2023 contracts, expiring December 2022	1,476,219	35	639,181	2.74
NYMEX Natural Gas Futures NG February 2023 contracts, expiring January 2023	1,523,496	35	527,854	2.27
NYMEX Natural Gas Futures NG March 2023 contracts, expiring February 2023	1,430,439	35	410,561	1.76
NYMEX Natural Gas Futures NG April 2023 contracts, expiring March 2023	1,212,958	34	157,582	0.68
Total Open Futures Contracts*	$16,278,127	415	$7,000,463	30.06

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.24%#	12,250,000	$12,250,000	52.61
RBC U.S. Government Money Market Fund - Institutional Shares, 0.19%#	8,750,000	8,750,000	37.57
Total United States Money Market Funds		$21,000,000	90.18

#Reflects the 7-day yield at March 31, 2022.

*Collateral amounted to $5,232,232 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$3,730,416	$120,097
Change in unrealized gain (loss) on open commodity futures contracts	6,451,954	(4,957)
Dividend income	2,959	121
Interest income*	119	628
ETF transaction fees	1,750	1,050
Total Income (Loss)	$10,187,198	$116,939

Expenses
General Partner management fees (Note 3)	$45,033	$14,521
Professional fees	21,248	28,998
Brokerage commissions	2,187	787
Directors’ fees and insurance	3,264	2,874
License fees	901	290
Total Expenses	72,633	47,470
Expense waiver (Note 3)	(17,793)	(30,045)
Net Expenses	$54,840	$17,425
Net Income (Loss)	$10,132,358	$99,514
Net Income (Loss) per limited partner share	$6.26	$0.15
Net Income (Loss) per weighted average limited partner share	$5.95	$0.10
Weighted average limited partner shares outstanding	1,702,778	962,222

*    Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2022 and 2021

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Balances at beginning of period	$16,312,586	$7,351,460
Addition of 550,000 and 250,000 partnership shares, respectively	6,897,367	2,038,933
Redemption of (650,000) and (150,000) partnership shares, respectively	(10,055,887)	(1,208,703)
Net income (loss)	10,132,358	99,514

Balances at end of period	$23,286,424	$8,281,204

*    General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$10,132,358	$99,514
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(6,451,954)	4,957
(Increase) decrease in receivable from General Partner	110,955	30,490
(Increase) decrease in dividends receivable	(1,866)	(94)
(Increase) decrease in interest receivable	72	7
(Increase) decrease in prepaid license fees	260	(397)
(Increase) decrease in prepaid insurance*	(2,887)	(1,864)
Increase (decrease) in payable due to Broker	4,871,212	—
Increase (decrease) in General Partner management fees payable	6,090	1,450
Increase (decrease) in professional fees payable	(24,176)	(3,640)
Increase (decrease) in directors’ fees payable*	(38)	979
Net cash provided by (used in) operating activities	8,640,026	131,402

Cash Flows from Financing Activities:
Addition of partnership shares	6,897,367	2,038,933
Redemption of partnership shares	(10,055,887)	(1,208,703)
Net cash provided by (used in) financing activities	(3,158,520)	830,230

Net Increase (Decrease) in Cash and Cash Equivalents	5,481,506	961,632

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	15,705,957	7,343,143
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$21,187,463	$8,304,775

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$21,187,463	$7,421,844
Equity in Trading Accounts:
Cash and cash equivalents	—	882,931
Total Cash, Cash Equivalents and Equity in Trading Accounts	$21,187,463	$8,304,775

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2022

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

UNL seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include, but are not limited to, those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in the notes to the financial statements.

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

As of March 31, 2022, UNL held 415 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

UNL, USO, UNG, UGA, USL, BNO, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2022, UNL had registered a total of 30,000,000 shares.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2022.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2022.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2022 and 2021, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the other Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the other Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each other Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2022 are estimated to be a total of $4,000 for UNL and, in the aggregate for UNL and the other Related Public Funds, $1,258,000.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2022 and 2021, UNL incurred $901 and $290, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $50,000 for the year ending December 31, 2022. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 - Contracts and Agreements below. USCF previously paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2022, USCF waived $17,793 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide UNL and each of the other Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Total commissions accrued to brokers	$2,187	$787
Total commissions as annualized percentage of average total net assets	0.04%	0.04%
Commissions accrued as a result of rebalancing	$954	$426
Percentage of commissions accrued as a result of rebalancing	43.62%	54.13%
Commissions accrued as a result of creation and redemption activity	$1,233	$361
Percentage of commissions accrued as a result of creation and redemption activity	56.38%	45.87%

The increase in total commissions accrued to brokers for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a higher number of natural gas futures contracts being held and traded.

NYMEX Licensing Agreement

UNL and NYMEX entered into a licensing agreement on December 4, 2007, as amended on October 20, 2011, whereby UNL was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UNL and the other Related Public Funds, other than BNO, USCI, and CPER, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UNL expressly disclaims any association with the NYMEX or endorsement of UNL by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

Significant market volatility has recently occurred in the natural gas markets and the natural gas futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia and the Ukraine. and continuing disputes among natural gas-producing countries. These factors could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNL and the impact of which could limit UNL’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contracts. In such a circumstance, UNL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Natural-Gas Related Investments.

All of the futures contracts held by UNL through March 31, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2022 and December 31, 2021, UNL held investments in money market funds in the amounts of $21,000,000 and $14,000,000, respectively. UNL also holds cash deposits with its custodian. As of March 31, 2022 and December 31, 2021, UNL held cash deposits and investments in Treasuries in the amounts of $187,463 and $1,705,957 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2022 and 2021 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$11.65	$7.74
Total income (loss)	6.29	0.17
Total expenses	(0.03)	(0.02)
Net increase (decrease) in net asset value	6.26	0.15
Net asset value, end of period	$17.91	$7.89

Total Return	53.73%	1.94%

Ratios to Average Net Assets
Total income (loss)	41.83%	1.49%
Management fees#	0.75%	0.75%
Total expenses excluding management fees#	0.46%	1.70%
Expense waived#	(0.30)%	(1.55)%
Net expense excluding management fees#	0.16%	0.15%
Net income (loss)	41.61%	1.27%

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

The following table summarizes the valuation of UNL’s securities at March 31, 2022 using the fair value hierarchy:

At March 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$21,000,000	$21,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	7,000,463	7,000,463	—	—

The following table summarizes the valuation of UNL’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$14,000,000	$14,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	548,509	548,509	—	—

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Condition Location	March 31, 2022	December 31, 2021
Futures - Commodity Contracts	Assets	$7,000,463	$548,509

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2022		March 31,2021
			Change in		Change in
		Realized gain	Unrealized Gain	Realized Gain	Unrealized Gain
		(Loss) on	(Loss) on	(Loss) in	(Loss) on
	Location of Gain (Loss) on	Derivatives	Derivatives	Derivatives	Derivatives
Derivatives not Accounted for	Derivatives Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
as Hedging Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$3,730,416		$120,097

	Change in unrealized gain (loss) on open positions		$6,451,954		$(4,957)

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UNL’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. UNL believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; market volatility in the natural gas markets and futures markets, in part attributable to the COVID-19 pandemic that began in February 2020 and Russia’s invasion of Ukraine in February 2022. Forward-looking statements, which involve assumptions and describe UNL’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UNL cannot assure investors that the projections included in these forward-looking statements will come to pass. UNL’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Regulatory Disclosure

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are certain key regulatory requirements that are, or may be, relevant to UNL. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact UNL are discussed in “Item 1. Business” in this quarterly report on Form 10-Q.

Exchange Accountability Levels, Position Limits and Price Fluctuation Limits

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the other Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the other Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the other Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. As of March 31, 2022, UNL held 415 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the three months ended March 31, 2022, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the three months ended March 31, 2022, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

Federal Position Limits

In October 2020, the CFTC adopted a rule to establish federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts (the “Position Limits Rule”). The limits for futures conracts are currently in effect; the limits for economically equivalent swaps will become effective in 2023.

Some of the Benchmark Futures Contracts are subject to position limits under the Position Limits Rule, and UNL’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of UNL to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UNL in particular amounts and types of its permitted investments.

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

Margin for OTC Swaps

Rules put in place by U.S. federal banking regulators, the CFTC and the SEC require the daily exchange of variation margin and initial margin for swaps between swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (“Swap Entities”) and swaps between Swap Entities and their counterparties that are “financial end-users” (such rules, the “Margin Rules”). The Margin Rules require Swap Entities to exchange variation margin with all of their counterparties who are financial end-users. The minimum variation margin amount is the daily mark-to-market change in the value of the swap, taking into account the amount of variation margin previously posted or collected. Swap Entities are required to exchange initial margin with their financial end-users who have “material swaps exposure” (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Margin Rules). The Margin Rules specify the types of collateral that may be posted or collected as initial margin or variation margin (generally cash, certain government, government-sponsored enterprise securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold) and sets forth haircuts for certain collateral asset classes.

The Fund is not a Swap Entity under the Margin Rules, but it is a financial end-user. Accordingly, the Fund will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, the Fund does not have material swaps exposure and, accordingly, the Fund will not be subject to the initial margin requirements of the Margin Rules.

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

UNL may potentially lose money on its holdings of money market funds.

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

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2022. The average price of the Benchmark Futures Contracts started the period at $3.698 per million British thermal shares (“MMBtu”). The high of the period was on March 31, 2022 when the price of the Benchmark Futures Contracts reached $5.607 per MMBtu. The low of the period was on December 31, 2021 when the price dropped to $3.698 per MMBtu. The period ended with the Benchmark Futures Contracts at $5.607 per MMBtu, an increase of approximately 51.62% over the period. UNL’s per share NAV began the period at $11.65 and ended the period at $17.91 on March 31, 2022, an increase of approximately 53.73% over the period. The Benchmark Futures Contracts prices listed above began with the February 2022 to January 2023 contracts and ended with the May 2022 to April 2023 contracts. An increase of approximately 51.62% on the Benchmark Futures Contracts listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the three months ended March 31, 2022, the natural gas futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of March 31, 2022, UNL had issued 7,450,000 shares, 1,300,000 of which were outstanding. As of March 31, 2022, there were 22,550,000 shares registered but not yet issued. UNL has registered 30,000,000 shares since inception.

More shares may have been issued by UNL than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UNL cannot be resold by UNL. As a result, UNL contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2022, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Average daily total net assets	$24,351,072	$7,851,829
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$3,078	$749
Annualized yield based on average daily total net assets	0.05%	0.04%
Management fee	$45,033	$14,521
Total fees and other expenses excluding management fees	$27,600	$32,949
Total amount of the expense waiver	$17,793	$30,045
Expenses before the allowance of the expense waiver	$72,633	$47,470
Expenses after the allowance of the expense waiver	$54,840	$17,425
Total commissions accrued to brokers	$2,187	$787
Total commissions as annualized percentage of average total net assets	0.04%	0.04%
Commissions accrued as a result of rebalancing	$954	$426
Percentage of commissions accrued as a result of rebalancing	43.62%	54.13%
Commissions accrued as a result of creation and redemption activity	$1,233	$361
Percentage of commissions accrued as a result of creation and redemption activity	56.38%	45.87%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to an decrease in reporting costs and professional fees.

The increase in total commissions accrued to brokers for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2022, the average daily change in the average of the prices of the Benchmark Futures Contracts was 0.691%, while the average daily change in the per share NAV of UNL over the same time period was 0.685%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to March 31, 2022, the average daily change in the average price of the Benchmark Futures Contracts was (0.016)%, while the average daily change in the per share NAV of UNL over the same time period was (0.017)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2022. The second graph measures monthly changes since March 31, 2017 through March 31, 2022.

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

For the three months ended March 31, 2022, the actual total return of UNL as measured by changes in its per share NAV was 53.73%. This is based on an initial per share NAV of $11.65 as of December 31, 2021 and an ending per share NAV as of March 31, 2022 of $17.91. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $17.95 as of March 31, 2022, for a total return over the relevant time period of 54.08%. The difference between the actual per share NAV total return of UNL of 53.73% and the expected total return based on the Benchmark Futures Contracts of 54.08% was a difference over the time period of (0.35)%, which is to say that UNL’s actual total return underperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the three months ended March 31, 2021, the actual total return of UNL as measured by changes in its per share NAV was 1.94%. This was based on an initial per share NAV of $7.74 as of December 31, 2020 and an ending per share NAV as of March 31, 2021 of $7.89. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $7.84 as of March 31, 2021, for a total return over the relevant time period of 1.29%. The difference between the actual per share NAV total return of UNL of 1.94% and the expected total return based on the Benchmark Futures Contracts of 1.29% was a difference over the time period of 0.65%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact UNL’s ability to accurately track Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the average price of the Benchmark Futures Contracts. During the three months ended March 31, 2022, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2022. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to rise over the near term from historical lows. It is anticipated that fees and expenses paid by UNL may continue to be higher than interest earned by UNL. As such, USCF anticipates that UNL could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Futures Contracts. During the three months ended March 31, 2022, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2012 and March 31, 2022. Investors will note that the natural gas market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that owned only the near month natural gas futures contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months of natural gas futures contracts. Generally speaking, when the natural gas futures market is in backwardation, a portfolio of only the near month natural gas futures contract may tend to have a higher total return than a portfolio of 12 months of the natural gas futures contract. Conversely, if the natural gas futures market was in contango, the portfolio containing only 12 months of natural gas futures contracts may tend to outperform the portfolio holding only the near month natural gas futures contract.

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas futures contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within the relatively short period of time of less than one year. The Russian invasion and related developments have placed upward pressure on the price of the front month natural gas futures contract. As a result, near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” There can be no assurance that the current period of backwardation will continue or how long it may continue.

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

Natural Gas Market. During the three months ended March 31, 2022, the average price of the Benchmark Oil Futures Contracts traded in a range between $3.698 and $5.607. The average price of the Benchmark Oil Futures Contracts increased 51.62% from December 31, 2021 through March 31, 2022, finishing the quarter at $5.607. The number of rigs dedicated to natural gas production rose from 106 at the start of the year to 137 by the end of the quarter. Natural Gas stored in the United States stood at 1415 billion cubic feet as of March 31, 2022, about 19.8% lower than the same time last year. Both domestic demand and U.S. exports of natural gas have increased over the last five years and rising demand relative to gas in storage led to the best returns for the commodity in more than a decade.

Natural gas prices in the United States have historically been driven by domestic supply and demand. Natural gas also exhibits seasonal patterns whereby both production and end-user demand increase in autumn and winter months. The U.S. possesses abundant sources of natural gas. The robust ability of the U.S. energy industry to meet demand constrained natural gas prices over the previous decade and could lead to price constraints again in the future except during periods of extreme temperatures. In recent years, natural gas exports have increased, including liquid natural gas (LNG) exported to Europe.  Rising international demand has had and will continue to have a growing impact on natural gas prices in the United States.  This is especially true given that the United States is rapidly building, but does not currently possess, the infrastructure necessary to meet all international demand. While domestic supply and demand are likely to remain the dominant influence on prices in the long term, international demand and extraordinary international events will have a growing influence on price volatility and price direction.

USCF believes that the war in Ukraine has raised concerns among investors that a global natural gas supply shortage is possible, particularly if Russia reduces or cuts supply to Europe. This has put upward pressure on natural gas prices globally, beyond the impact of bullish fundamentals that were already in place. Should the war continue or escalate, or if sanctions or retaliation lead to a reduction in the supply of natural gas from Russia to Europe, then natural gas prices could rise further and prices could become more volatile. Conversely, should concerns about a natural gas shortage resulting from the war in Ukraine ebb due to an expected or actual resolution of the war, then natural gas prices could decline.

Of course, many factors impact natural gas prices, and the impact of the war in Ukraine must be balanced with other potential events, such as extreme weather or the potential for further outbreaks of COVID-19 and responses to the pandemic.

Mitigation measures taken in the United States to slow the spread of the COVID-19 pandemic in 2020 and 2021 led to a decline in natural gas consumption in the industrial sector and by some commercial users. Simultaneously, natural gas production fell as a result of reduced drilling activity and shut-ins of crude oil wells where natural gas is a byproduct. Seasonal peak demand and peak production over the 2020 and 2021 pandemic winters fell somewhat below their five year averages, though not dramatically.

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

For the ten-year time period between March 31, 2012 and March 31, 2022, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years

	Large Cap US	US Gov’t Bonds	Global Equities		Heating	Unleaded	Natural
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.894	0.995	0.658	0.697	0.705	0.570
US Gov’t Bonds (BEUSG4 Index)		1.000	0.893	0.515	0.596	0.535	0.560
Global Equities (FTSE World Index)			1.000	0.676	0.717	0.719	0.561
Crude Oil				1.000	0.863	0.842	0.355
Heating Oil					1.000	0.812	0.442
Unleaded Gasoline						1.000	0.425
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year

	Large Cap US	US Gov’t Bonds	Global Equities		Heating	Unleaded	Natural
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.991	1.000	0.937	0.940	0.952	0.834
US Gov’t Bonds (BEUSG4 Index)		1.000	0.993	0.939	0.936	0.945	0.847
Global Equities (FTSE World Index)			1.000	0.943	0.945	0.956	0.837
Crude Oil				1.000	0.983	0.987	0.869
Heating Oil					1.000	0.992	0.895
Unleaded Gasoline						1.000	0.860
Natural Gas							1.000
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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the three months ended March 31, 2022, UNL’s expenses, pre and post expense waiver, exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2022, UNL did not use other assets to pay expenses, post expense waiver. To the extent expenses exceed income, UNL’s NAV will be negatively impacted.

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

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2022, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

In the future UNL may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2022, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $21,187,463 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2022, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of UNL’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UNL have also entered into a licensing agreement with the NYMEX pursuant to which UNL and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. UNL also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of March 31, 2022, UNL’s portfolio consisted of 415 Natural Gas Futures NG contracts traded on the NYMEX. As of March 31, 2022, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.uscfinvestments.com.

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

During the three-month reporting period ended March 31, 2022, UNL limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, UNL may be involved in legal proceedings arising primarily from the ordinary course of its business. In addition, USCF, as the general partner of UNL and the other Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, UNL and USCF are not currently party to any material legal proceedings.

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action is pending in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act. It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney's fees, and equitable relief.

USCF and USO intend to vigorously contest such claims.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UNL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 4, 2022 (the “Form 10-K”) except for the following:

Price volatility may possibly cause the total loss of your investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in UNL.

Significant market volatility has recently occurred in the natural gas markets and the natural gas futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russian and Ukraine, and continuing disputes among natural gas-producing countries. These factors could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNL and the impact of which could limit UNL’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contracts. In such a circumstance, UNL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contract and/or Other Natural-Gas Related Investments.

Russia’s invasion of Ukraine, and sanctions brought by the United States and other countries against Russia, have caused disruptions in many business sectors, resulting in significant market disruptions and that may lead to increased volatility in the price of certain commodities, including oil and natural gas, as well as volatility in UNL's NAV or share price.

On February 24, 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of the military action, resulting sanctions and future market or supply disruptions in the region are impossible to predict, but could be significant and may have a severe adverse effect on the region.

The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to Russia’s invasion of Ukraine. On March 8, 2022, the United States announced that it would ban imports of oil, natural gas and coal from Russia. Among other things, the extent and duration of the military action, the responses of countries and political bodies to Russia's actions, including sanctions, future market or supply disruptions, and Ukraine's military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the markets for commodities including the price of energy, including energy futures, and the NAV or share price of UNL.

These events illustrate the dynamics of natural gas prices. USCF believes that the war in Ukraine has raised concerns among investors that a global natural gas supply shortage is possible, particularly if Russia reduces or cuts supply to Europe. Natural gas prices in the United States have historically been driven by domestic supply and demand. In recent years, natural gas exports have increased, including liquid natural gas (LNG) exported to Europe. Rising international demand has had, and will continue to have, a growing impact on natural gas prices in the United States. Domestic supply and demand are likely to remain the dominant influence on prices, while extraordinary international events will have a growing influence on volatility and price direction at times. Many European countries have historically relied on imports of natural gas from Russia and, while only a limited number of European countries have embargoed Russian natural gas to date, the March 8, 2022 announcement by the U.S., the embargoes that have taken place, and the possibility that there will be additional embargoes, has had an impact on the spot price of natural gas and the value of the Benchmark Futures Contract. Future embargoes or damage to the pipelines that carry natural gas in Ukraine could result in additional price increases as well as increased volatility. Long term impacts resulting from occurrences such as sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict between Russia and Ukraine could further disrupt the supply of energy, particularly natural gas, because Russia is a primary supplier of natural gas to Europe. Volatility, trading volumes, and prices in global natural gas markets have risen dramatically and are expected to continue indefinitely at current elevated levels.

A rapid peaceful resolution to the war in Ukraine also could impact the markets for certain commodities, such as oil and natural gas, and may have collateral impacts, including increased volatility, and cause disruptions to availability of certain commodities, commodity and futures prices and the supply chain globally. The longer-term impact on commodities and futures prices, including the spot price of natural gas and the price of the Benchmark Futures Contract is difficult to predict and depends on a number of factors that may have a negative impact on UNL in the future.

Natural forces in the natural gas futures market known as “backwardation” and “contango” may increase UNL’s tracking error and/or negatively impact total return.

UNL’s Benchmark Futures Contracts consist of the near month contract to expire and the futures contracts for the 11 following months, until the near month contract is within two weeks of expiration, at which time the Benchmark Futures Contracts are changed over a one day period to consist of the next month contract to expire and the 11 following months of futures contracts. In the event of a natural gas futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the Benchmark Futures Contracts would tend to rise as it approaches expiration. Conversely, in the event of a natural gas futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the benchmark contracts would tend to decline as it approaches expiration. When compared to total return of other price indices, such as the spot price of natural gas, the impact of backwardation and contango may cause the total return of UNL’s per share NAV to vary significantly. Moreover, absent the impact of rising or falling natural gas prices, a prolonged period of contango could have a significant negative impact on UNL’s per share NAV and total return and investors could lose part or all of their investment. See “Additional Information About UNL, its Investment Objective and Investments” for a discussion of the potential effects of contango and backwardation.

While contango and backwardation are consistently present in trading in the futures markets, such conditions can be exacerbated by market forces. For example, extraordinary market conditions in the crude oil markets, including “super contango” (a higher level of contango arising from the overabundance of oil being produced and the limited availability of storage for such excess supply), occurred in the crude oil futures markets in April 2020 due to over-supply of crude oil in the face of weak demand during the COVID-19 pandemic when disputes among oil-producing countries regarding limitations on the production of oil also were occurring. This resulted in a negative price for the May 2020 futures contract on light sweet crude oil as traded on the New York Mercantile Exchange. Volatility in the natural gas market was also elevated, but it did not reach the same extreme levels as the volatility in the oil futures market did. However, increased volatility in the future could limit UNL’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contracts. In addition, it is possible that the Benchmark Futures Contracts may experience periods of super contango or negative prices in the future. In any such circumstance, UNL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Natural Gas-Related Investments.

UNL’s NAV and share price are generally highly correlated with the price of the Benchmark Futures Contract and Natural Gas Futures Contracts in months for nearby delivery and, therefore, would typically move in the same direction. The Russian invasion of Ukraine and related developments have placed upward pressure on the price of the Benchmark Futures Contract. As a result, UNL is currently in a period of backwardation. There can be no assurance that the current period of backwardation, and its impact on the performance of UNL, will continue, nor is it possible to predict how long backwardation may continue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 13 baskets (comprising 650,000 shares) during the first quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2022:

Issuer Purchases of Equity Securities

	Total	Average
	Number of	Price Per
Period	Shares Redeemed	Share
1/1/22 to 1/31/22	—	$—
2/1/22 to 2/28/22	150,000	$13.03
3/1/22 to 3/31/22	500,000	$16.20
Total	650,000

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

Date: May 6, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 6, 2022