Form 10-Q
period 2022-09-30
United States 12 Month Natural Gas Fund, LP
filed 2022-11-07
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022.

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

The registrant had 1,550,000 outstanding shares as of November 1, 2022.

United States 12 Month Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At September 30, 2022 (Unaudited) and December 31, 2021

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $32,489,448 and $14,360,397, respectively) (Notes 2 and 5)	$32,489,448	$14,360,397
Equity in trading accounts:
Cash and cash equivalents (at cost $8,976,015 and $1,345,560, respectively)	8,976,015	1,345,560
Unrealized gain (loss) on open commodity futures contracts	(3,055,581)	548,509
Receivable from General Partner (Note 3)	140,647	128,748
Dividends receivable	72,816	272
Interest receivable	8,446	79
Prepaid license fees	6,457	1,025
Prepaid insurance*	1,620	445
Total Assets	$38,639,868	$16,385,035

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$26,437	$10,640
Professional fees payable	81,921	58,646
Brokerage commissions payable	391	391
Directors’ fees payable*	2,824	2,772
Total Liabilities	111,573	72,449

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	38,528,295	16,312,586
Total Partners' Capital	38,528,295	16,312,586

Total Liabilities and Partners’ Capital	$38,639,868	$16,385,035

Limited Partners’ shares outstanding	1,750,000	1,400,000
Net asset value per share	$22.02	$11.65
Market value per share	$22.05	$11.72

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2022

			Fair
			Value/Unrealized
			Gain (Loss)
			on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG November 2022 contracts, expiring October 2022	$4,326,250	57	$(469,630)	(1.22)
NYMEX Natural Gas Futures NG December 2022 contracts, expiring November 2022	4,372,530	57	(345,480)	(0.90)
NYMEX Natural Gas Futures NG January 2023 contracts, expiring December 2022	4,397,420	56	(339,100)	(0.88)
NYMEX Natural Gas Futures NG February 2023 contracts, expiring January 2023	4,208,313	56	(323,593)	(0.84)
NYMEX Natural Gas Futures NG March 2023 contracts, expiring February 2023	3,738,065	57	(302,105)	(0.78)
NYMEX Natural Gas Futures NG April 2023 contracts, expiring March 2023	2,772,442	56	(35,722)	(0.09)
NYMEX Natural Gas Futures NG May 2023 contracts, expiring April 2023	2,754,168	56	(75,128)	(0.19)
NYMEX Natural Gas Futures NG June 2023 contracts, expiring May 2023	2,748,159	56	(33,279)	(0.09)
NYMEX Natural Gas Futures NG July 2023 contracts, expiring June 2023	3,136,493	56	(384,653)	(1.00)
NYMEX Natural Gas Futures NG August 2023 contracts, expiring July 2023	2,759,641	57	47,039	0.12
NYMEX Natural Gas Futures NG September 2023 contracts, expiring August 2023	2,985,840	56	(245,200)	(0.64)
NYMEX Natural Gas Futures NG October 2023 contracts, expiring September 2023	3,378,780	57	(548,730)	(1.42)
Total Open Futures Contracts*	$41,578,101	677	$(3,055,581)	(7.93)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 2.99%#	29,750,000	$29,750,000	77.22
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 2.80%#	2,250,000	2,250,000	5.84
Total United States Money Market Funds		$32,000,000	83.06

# Reflects the 7-day yield at September 30, 2022.

* Collateral amounted to $8,976,015 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$4,524,902	$1,113,175	$14,627,390	$1,664,875
Change in unrealized gain (loss) on open commodity futures contracts	3,762,969	3,493,656	(3,604,090)	5,254,196
Dividend income	186,442	458	255,131	1,075
Interest income*	24,373	424	24,507	1,189
ETF transaction fees	1,400	350	8,050	2,100
Total Income (Loss)	$8,500,086	$4,608,063	$11,310,988	$6,923,435

Expenses
General Partner management fees (Note 3)	$78,862	$22,183	$202,593	$53,702
Professional fees	78,984	38,385	159,348	106,049
Brokerage commissions	2,000	631	7,223	2,181
Directors’ fees and insurance	3,659	3,305	10,542	9,449
License fees	1,578	444	4,052	1,074
Total Expenses	165,083	64,948	383,758	172,455
Expense waiver (Note 3)	(70,448)	(38,328)	(140,647)	(108,012)
Net Expenses	$94,635	$26,620	$243,111	$64,443
Net Income (Loss)	$8,405,451	$4,581,443	$11,067,877	$6,858,992
Net Income (Loss) per limited partner share	$4.34	$4.50	$10.37	$6.74
Net Income (Loss) per weighted average limited partner share	$4.79	$4.50	$6.30	$6.78
Weighted average limited partner shares outstanding	1,754,891	1,017,391	1,756,593	1,012,271

*    Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Balances at beginning of period	$37,135,468	$9,979,162	$16,312,586	$7,351,460
Addition of 150,000, 100,000, 1,950,000 and 450,000 partnership shares, respectively	3,649,504	1,371,148	41,366,621	4,302,559
Redemption of (500,000), (-), (1,600,000) and (300,000) partnership shares, respectively	(10,662,128)	—	(30,218,789)	(2,581,258)
Net income (loss)	8,405,451	4,581,443	11,067,877	6,858,992

Balances at end of period	$38,528,295	$15,931,753	$38,528,295	$15,931,753

*    General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2022 and 2021

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$11,067,877	$6,858,992
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	3,604,090	(5,254,196)
(Increase) decrease in receivable from General Partner	(11,899)	(47,477)
(Increase) decrease in dividends receivable	(72,544)	(140)
(Increase) decrease in interest receivable	(8,367)	(46)
(Increase) decrease in prepaid license fees	(5,432)	(242)
(Increase) decrease in prepaid insurance*	(1,175)	(856)
Increase (decrease) in payable due to Broker	—	3,173,686
Increase (decrease) in General Partner management fees payable	15,797	4,745
Increase (decrease) in professional fees payable	23,275	21,991
Increase (decrease) in directors' fees payable*	52	719
Net cash provided by (used in) operating activities	14,611,674	4,757,176

Cash Flows from Financing Activities:
Addition of partnership shares	41,366,621	4,302,559
Redemption of partnership shares	(30,218,789)	(2,581,258)
Net cash provided by (used in) financing activities	11,147,832	1,721,301

Net Increase (Decrease) in Cash and Cash Equivalents	25,759,506	6,478,477

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	15,705,957	7,343,143
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$41,465,463	$13,821,620

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$32,489,448	$13,821,620
Equity in Trading Accounts:
Cash and cash equivalents	8,976,015	—
Total Cash, Cash Equivalents and Equity in Trading Accounts	$41,465,463	$13,821,620

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended September 30, 2022

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

As of September 30, 2022, UNL held 677 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of September 30, 2022, UNL had registered and paid for a total of 30,000,000 shares. Commencing with the registration statement that went effective on April 26, 2022, UNG has an unlimited number of shares registered and available for sale.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2022.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2022.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2022 and 2021, UNL did not incur registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2022 and 2021, UNL incurred $4,052 and $1,074, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $175,000 for the year ending December 31, 2022. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 - Contracts and Agreements below. USCF previously paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2022 and 2021 USCF waived $140,647 and $108,012 of UNL’s expenses respectively. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

UNL is party to a marketing agent agreement, dated as of October 30, 2009, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UNL as outlined in the agreement. The fee of the Marketing Agent through September 30, 2022, which is borne by USCF, was 0.06% on UNL’s assets up to $3 billion and 0.04% on UNL’s assets in excess of $3 billion. The agreement with the Marketing Agent has been amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly and borne by USCF, is equal to 0.025% of UNL's total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of UNL’s offering.

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

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Total commissions accrued to brokers	$7,223	$2,181
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$3,644	$1,525
Percentage of commissions accrued as a result of rebalancing	50.45%	69.92%
Commissions accrued as a result of creation and redemption activity	$3,579	$656
Percentage of commissions accrued as a result of creation and redemption activity	49.55%	30.08%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due primarily to a higher number of natural gas futures contracts being held and traded.

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

NOTE 5 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

UNL may engage in the trading of futures contracts, options on futures contracts, cleared swaps and OTC-swaps (collectively, “derivatives”). UNL is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

All of the futures contracts held by UNL through September 30, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2022 and December 31, 2021, UNL held investments in money market funds in the amounts of $32,000,000 and $14,000,000, respectively. UNL also holds cash deposits with its custodian. As of September 30, 2022 and December 31, 2021, UNL held cash deposits and investments in Treasuries in the amounts of $9,465,463 and $1,705,957 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2022 and 2021 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$17.68	$9.98	$11.65	$7.74
Total income (loss)	4.39	4.53	10.51	6.80
Total expenses	(0.05)	(0.03)	(0.14)	(0.06)
Net increase (decrease) in net asset value	4.34	4.50	10.37	6.74
Net asset value, end of period	$22.02	$14.48	$22.02	$14.48

Total Return	24.55%	45.09%	89.01%	87.08%

Ratios to Average Net Assets
Total income (loss)	20.38%	39.27%	31.32%	72.32%
Management fees#	0.75%	0.75%	0.75%	0.75%
Total expenses excluding management fees#	0.82%	1.45%	0.67%	1.66%
Expense waived#	(0.67)%	(1.30)%	(0.52)%	(1.51)%
Net expense excluding management fees#	0.15%	0.15%	0.15%	0.15%
Net income (loss)	20.15%	39.04%	30.65%	71.65%

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

The following table summarizes the valuation of UNL’s securities at September 30, 2022 using the fair value hierarchy:

At September 30, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$32,000,000	$32,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(3,055,581)	(3,055,581)	—	—

The following table summarizes the valuation of UNL’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$14,000,000	$14,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	548,509	548,509	—	—

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Condition Location	September 30, 2022	December 31, 2021
Futures - Commodity Contracts	Assets	$(3,055,581)	$548,509

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2022		September 30, 2021
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$14,627,390		$1,664,875

	Change in unrealized gain (loss) on open positions		$(3,604,090)		$5,254,196

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the other Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the other Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the other Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. As of September 30, 2022, UNL held 677 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the nine months ended September 30, 2022, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during one day each month. For the nine months ended September 30, 2022, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

Price Movements

Natural gas futures prices were volatile during the nine months ended September 30, 2022. The average price of the Benchmark Futures Contracts started the period at $3.698 per million British thermal shares (“MMBtu”). The high of the period was on June 7, 2022 when the price of the Benchmark Futures Contracts reached $8.279 per MMBtu. The low of the period was on December 31, 2021 when the price dropped to $3.698 per MMBtu. The period ended with the Benchmark Futures Contracts at $5.688 per MMBtu, an increase of approximately 53.81% over the period. UNL’s per share NAV began the period at $11.65 and ended the period at $22.02 on September 30, 2022, an increase of approximately 89.01% over the period. The Benchmark Futures Contracts prices listed above began with the February 2022 to January 2023 contracts and ended with the November 2022 to October 2023 contracts. An increase of approximately 53.81% on the Benchmark Futures Contracts listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the nine months ended September 30, 2022, the natural gas futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of September 30, 2022, UNL had issued 8,850,000 shares, 1,750,000 of which were outstanding. As of September 30, 2022, there were 21,150,000 shares registered and paid for but not yet issued. UNL has registered 30,000,000 shares since inception. In addition, commencing with the registration statement that went effective on April 26, 2022, UNL has an unlimited number of shares registered and available for sale.

As of September 30, 2022, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Americas LLC.

For the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$36,115,475	$9,573,258
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$279,638	$2,264
Annualized yield based on average daily total net assets	1.04%	0.03%
Management fee	$202,593	$53,702
Total fees and other expenses excluding management fees	$181,165	$118,753
Total amount of the expense waiver	$140,647	$108,012
Expenses before the allowance of the expense waiver	$383,758	$172,455
Expenses after the allowance of the expense waiver	$243,111	$64,443
Total commissions accrued to brokers	$7,223	$2,181
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$3,644	$1,525
Percentage of commissions accrued as a result of rebalancing	50.45%	69.92%
Commissions accrued as a result of creation and redemption activity	$3,579	$656
Percentage of commissions accrued as a result of creation and redemption activity	49.55%	30.08%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due primarily to an increase in accrued tax reporting and professional fees.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

	Three months ended	Three months ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$41,716,560	$11,734,289
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$210,815	$882
Annualized yield based on average daily total net assets	2.00%	0.03%
Management fee	$78,862	$22,183
Total fees and other expenses excluding management fees	$86,221	$42,765
Total amount of the expense waiver	$70,448	$38,328
Expenses before the allowance of the expense waiver	$165,083	$64,948
Expenses after the allowance of the expense waiver	$94,635	$26,620
Total commissions accrued to brokers	$2,000	$631
Total commissions as annualized percentage of average total net assets	0.02%	0.02%
Commissions accrued as a result of rebalancing	$1,464	$531
Percentage of commissions accrued as a result of rebalancing	73.20%	84.15%
Commissions accrued as a result of creation and redemption activity	$536	$100
Percentage of commissions accrued as a result of creation and redemption activity	26.80%	15.85%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was due primarily to an increase in accrued tax reporting and professional fees.

The increase in total commissions accrued to brokers for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2022, the average daily change in the average of the prices of the Benchmark Futures Contracts was (0.640)%, while the average daily change in the per share NAV of UNL over the same time period was (0.634)%. The average daily difference was 0.006% (or 0.6 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to September 30, 2022, the average daily change in the average price of the Benchmark Futures Contracts was (0.005)%, while the average daily change in the per share NAV of UNL over the same time period was (0.006)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2022. The second graph measures monthly changes since September 30, 2017 through September 30, 2022.

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

For the nine months ended September 30, 2022, the actual total return of UNL as measured by changes in its per share NAV was 89.01%. This is based on an initial per share NAV of $11.65 as of December 31, 2021 and an ending per share NAV as of September 30, 2022 of $22.02. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $22.02 as of September 30, 2022, for a total return over the relevant time period of 89.01%. The difference between the actual per share NAV total return of UNL of 89.01% and the expected total return based on the Benchmark Futures Contracts of 89.01% was a difference over the time period of 0.00%, which is to say that UNL’s actual total return equaled its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the nine months ended September 30, 2021, the actual total return of UNL as measured by changes in its per share NAV was 87.08%. This was based on an initial per share NAV of $7.74 as of December 31, 2020 and an ending per share NAV as of September 30, 2021 of $14.48. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $14.45 as of September 30, 2021, for a total return over the relevant time period of 86.69%. The difference between the actual per share NAV total return of UNL of 87.08% and the expected total return based on the Benchmark Futures Contracts of 86.69% was a difference over the time period of 0.39%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact UNL’s ability to accurately track Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the average price of the Benchmark Futures Contracts. During the nine months ended September 30, 2022, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2022. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to rise over the near term from historical lows. It is anticipated that fees and expenses paid by UNL may continue to be lower than interest earned by UNL. As such, USCF anticipates that UNL could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Futures Contracts. During the nine months ended September 30, 2022, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Near Month Price (NG1) vs One-Year Forward Price (NG13)
(10 years ending 9/30/2022)*

$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
Sep-12
Sep-13
Sep-14
Sep-15
Sep-16
Sep-17
Sep-18
Sep-19
Sep-20
Sep-21
Sep-22
Near Month
13th Month

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between September 30, 2012 and September 30, 2022. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the nine months ended September 30, 2022, the Benchmark Natural Gas Futures Contracts traded in a range between $3.698 and $8.279. The Benchmark Natrural Gas Futures Contracts increased 53.81% from December 31, 2021 through September 30, 2022, finishing the quarter at $5.688. The number of rigs dedicated to natural gas production rose from 106 at the start of the year to 159 by the end of the quarter. Natural Gas stored in the United States stood at 3,106 billion cubic feet as of September 30, 2022, about two percent lower than the same time last year. Both domestic demand and U.S. exports of natural gas have increased over the last five years and rising demand relative to gas in storage led to the best returns for the commodity in more than a decade.

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

For the ten-year time period between September 30, 2012 and September 30, 2022, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years
	Large Cap US	US Gov't Bonds	Global Equities			Unleaded
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil	Heating Oil	Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.894	0.996	0.650	0.657	0.690	0.558
US Gov't Bonds (BEUSG4 Index)		1.000	0.896	0.520	0.579	0.535	0.529
Global Equities (FTSE World Index)			1.000	0.669	0.678	0.706	0.549
Crude Oil				1.000	0.839	0.842	0.353
Heating Oil					1.000	0.779	0.437
Unleaded Gasoline						1.000	0.412
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year
	Large Cap US	US Gov't Bonds	Global Equities			Unleaded
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil	Heating Oil	Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.985	1.000	0.923	0.867	0.900	0.781
US Gov't Bonds (BEUSG4 Index)		1.000	0.987	0.922	0.872	0.895	0.751
Global Equities (FTSE World Index)			1.000	0.931	0.875	0.906	0.783
Crude Oil				1.000	0.933	0.979	0.757
Heating Oil					1.000	0.905	0.779
Unleaded Gasoline						1.000	0.752
Natural Gas							1.000
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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the nine months ended September 30, 2022, UNL’s expenses, pre and post expense waiver, exceeded the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2022, UNL did not use other assets to pay expenses, post expense waiver. To the extent expenses exceed income, UNL’s NAV will be negatively impacted.

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

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2022, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of September 30, 2022, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $41,465,463 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2022, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

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

As of September 30, 2022, UNL’s portfolio consisted of 677 Natural Gas Futures NG contracts traded on the NYMEX. As of September 30, 2022, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2022, UNL limited its OTC activities to EFRP transactions.

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

USCF and USO intend to vigorously contest such claims and have moved for their dismissal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 10 baskets (comprising 500,000 shares) during the third quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2022:

Issuer Purchases of Equity Securities

	Total	Average
	Number of	Price Per
Period	Shares Redeemed	Share
7/1/22 to 7/31/22	300,000	$19.74
8/1/22 to 8/31/22	200,000	$23.70
9/1/22 to 9/30/22	—	$—
Total	500,000

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

Date: November 7, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 7, 2022