Form 10-Q
period 2023-03-31
United States 12 Month Natural Gas Fund, LP
filed 2023-05-08
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023.

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

The registrant had 1,400,000 outstanding shares as of May 1, 2023.

United States 12 Month Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2023 (Unaudited) and December 31, 2022

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $12,208,139 and $22,036,438, respectively) (Notes 2 and 5)	$12,208,139	$22,036,438
Equity in trading accounts:
Cash and cash equivalents (at cost $10,234,734 and $11,220,362, respectively)	10,234,734	11,220,362
Unrealized gain (loss) on open commodity futures contracts	(7,905,173)	(8,419,740)
Receivable from General Partner (Note 3)	28,970	163,576
Dividends receivable	53,197	94,005
Interest receivable	6,391	7,826
Prepaid license fees	7,407	6,760
Prepaid insurance*	7,453	760
Total Assets	$14,641,118	$25,109,987

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$10,416	$20,071
Professional fees payable	53,338	94,745
Brokerage commissions payable	391	391
Directors’ fees payable*	2,808	2,846
Total Liabilities	66,953	118,053

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	14,574,165	24,991,934
Total Partners' Capital	14,574,165	24,991,934

Total Liabilities and Partners’ Capital	$14,641,118	$25,109,987

Limited Partners’ shares outstanding	1,250,000	1,450,000
Net asset value per share	$11.66	$17.24
Market value per share	$11.58	$17.23

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2023

			Fair
			Value/Unrealized
			Gain (Loss)
			on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG May 2023 contracts, expiring April 2023	$1,854,030	39	$(989,790)	(6.79)
NYMEX Natural Gas Futures NG June 2023 contracts, expiring May 2023	1,882,255	39	(920,905)	(6.32)
NYMEX Natural Gas Futures NG July 2023 contracts, expiring June 2023	2,014,787	39	(949,307)	(6.51)
NYMEX Natural Gas Futures NG August 2023 contracts, expiring July 2023	1,823,282	39	(737,912)	(5.06)
NYMEX Natural Gas Futures NG September 2023 contracts, expiring August 2023	1,948,060	39	(875,560)	(6.01)
NYMEX Natural Gas Futures NG October 2023 contracts, expiring September 2023	2,185,724	40	(1,046,924)	(7.18)
NYMEX Natural Gas Futures NG November 2023 contracts, expiring October 2023	2,063,827	39	(801,007)	(5.50)
NYMEX Natural Gas Futures NG December 2023 contracts, expiring November 2023	2,042,344	39	(591,544)	(4.06)
NYMEX Natural Gas Futures NG January 2024 contracts, expiring December 2023	2,221,742	39	(692,162)	(4.75)
NYMEX Natural Gas Futures NG February 2024 contracts, expiring January 2024	1,724,276	39	(236,426)	(1.62)
NYMEX Natural Gas Futures NG March 2024 contracts, expiring February 2024	1,475,942	40	(74,342)	(0.51)
NYMEX Natural Gas Futures NG April 2024 contracts, expiring March 2024	1,246,654	39	10,706	0.07
Total Open Futures Contracts*	$22,482,923	470	$(7,905,173)	(54.24)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.73%#	12,200,000	$12,200,000	83.71
Total United States Money Market Funds		$12,200,000	83.71

# Reflects the 7-day yield at March 31, 2023.

* Collateral amounted to $10,234,734 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(8,253,388)	$3,730,416
Change in unrealized gain (loss) on open commodity futures contracts	514,567	6,451,954
Dividend income	158,655	2,959
Interest income*	19,037	119
ETF transaction fees	1,400	1,750
Total Income (Loss)	$(7,559,729)	$10,187,198

Expenses
General Partner management fees (Note 3)	$31,333	$45,033
Professional fees	29,342	21,248
Brokerage commissions	1,689	2,187
Directors’ fees and insurance	3,579	3,264
License fees	626	901
Total Expenses	66,569	72,633
Expense waiver (Note 3)	(28,970)	(17,793)
Net Expenses	$37,599	$54,840
Net Income (Loss)	$(7,597,328)	$10,132,358
Net Income (Loss) per limited partner share	$(5.58)	$6.26
Net Income (Loss) per weighted average limited partner share	$(6.02)	$5.95
Weighted average limited partner shares outstanding	1,262,222	1,702,778

*    Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2023 and 2022

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Balances at beginning of period	$24,991,934	$16,312,586
Addition of 200,000 and 550,000 partnership shares, respectively	2,589,489	6,897,367
Redemption of (400,000) and (650,000) partnership shares, respectively	(5,409,930)	(10,055,887)
Net income (loss)	(7,597,328)	10,132,358

Balances at end of period	$14,574,165	$23,286,424

*    General Partner’s shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(7,597,328)	$10,132,358
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(514,567)	(6,451,954)
(Increase) decrease in receivable from General Partner	134,606	110,955
(Increase) decrease in dividends receivable	40,808	(1,866)
(Increase) decrease in interest receivable	1,435	72
(Increase) decrease in prepaid other	(647)	260
(Increase) decrease in prepaid insurance*	(6,693)	(2,887)
Increase (decrease) in payable due to Broker	—	4,871,212
Increase (decrease) in General Partner management fees payable	(9,655)	6,090
Increase (decrease) in professional fees payable	(41,407)	(24,176)
Increase (decrease) in directors' fees payable*	(38)	(38)
Net cash provided by (used in) operating activities	(7,993,486)	8,640,026

Cash Flows from Financing Activities:
Addition of partnership shares	2,589,489	6,897,367
Redemption of partnership shares	(5,409,930)	(10,055,887)
Net cash provided by (used in) financing activities	(2,820,441)	(3,158,520)

Net Increase (Decrease) in Cash and Cash Equivalents	(10,813,927)	5,481,506

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	33,256,800	15,705,957
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$22,442,873	$21,187,463

Components of Cash, Cash Equivalents, and Equity in Trading Accounts
Cash and cash equivalents	$12,208,139	$21,187,463
Equity in Trading Accounts:
Cash and cash equivalents	10,234,734	—
Total Cash, Cash Equivalents and Equity in Trading Accounts	$22,442,873	$21,187,463

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2023

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“UNL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. UNL is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). UNL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

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

UNL seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, other natural gas investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include, but are not limited to, those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in the notes to the financial statements.

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

As of March 31, 2023, UNL  held 470 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

UNL commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of UNL. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), and the United States Brent Oil Fund, LP (“BNO”).

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2023, UNL had registered an unlimited number of shares. On April 26, 2022, the SEC declared effective the registration statement filed by UNL that registered an unlimited number of shares. As a result, UNL has an unlimited number of shares that can be issued in the form of creation baskets.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2023.

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

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of UNL in proportion to the weighted-average number of shares each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Share NAV

UNL’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. UNL uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2023.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2023 and 2022, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the other Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the other Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each other Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2023 are estimated to be a total of $10,000 for UNL and, in the aggregate for UNL and the other Related Public Funds, $1,210,000.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2023 and 2022, UNL incurred $626 and $901, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $90,000 for the year ending December 31, 2023. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 - Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2023 and 2022 USCF waived $28,970 and $17,793 of UNL’s expenses respectively. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

UNL is party to a marketing agent agreement, dated as of October 30, 2009, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UNL as outlined in the agreement. The fee of the Marketing Agent through March 31, 2023, which is borne by USCF, was 0.06% on UNL’s assets up to $3 billion and 0.04% on UNL’s assets in excess of $3 billion. The agreement with the Marketing Agent has been amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly and borne by USCF, is equal to 0.025% of UNL's total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of UNL’s offering.

The above fee does not include website construction and development, which are also borne by USCF.

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to conduct a banking business (“BNY Mellon”), to provide UNL and each of the other Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Total commissions accrued to brokers	$1,689	$2,187
Total commissions as annualized percentage of average total net assets	0.04%	0.04%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to a lower number of natural gas futures contracts being held and traded.

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

Significant market volatility has recently occurred in the natural gas markets and the natural gas futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war and continuing disputes among natural gas-producing countries, including the military conflict in Ukraine. These factors could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNL and the impact of which could limit UNL’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contracts. In such a circumstance, UNL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Natural-Gas Related Investments.

All of the futures contracts held by UNL through March 31, 2023 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2023 and December 31, 2022, UNL held investments in money market funds in the amounts of $12,200,000 and $22,000,000, respectively. UNL also holds cash deposits with its custodian. As of March 31, 2023 and December 31, 2022, UNL held cash deposits and investments in Treasuries in the amounts of $10,242,873 and $11,256,800 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2023 and 2022 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$17.24	$11.65
Total income (loss)	(5.55)	6.29
Total expenses	(0.03)	(0.03)
Net increase (decrease) in net asset value	(5.58)	6.26
Net asset value, end of period	$11.66	$17.91

Total Return	(32.37)%	53.73%

Ratios to Average Net Assets
Total income (loss)	(44.62)%	41.83%
Management fees#	0.75%	0.75%
Total expenses excluding management fees#	0.84%	0.46%
Expense waived#	(0.69)%	(0.30)%
Net expense excluding management fees#	0.15%	0.16%
Net income (loss)	(44.84)%	41.61%

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

Level II – Inputs other than quoted prices included within Level I assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

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

The following table summarizes the valuation of UNL’s securities at March 31, 2023 using the fair value hierarchy:

At March 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$12,200,000	$12,200,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(7,905,173)	(7,905,173)	—	—

The following table summarizes the valuation of UNL’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$22,000,000	$22,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(8,419,740)	(8,419,740)	—	—

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Condition Location	March 31, 2023	December 31, 2022
Futures - Commodity Contracts	Assets	$(7,905,173)	$(8,419,740)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2023		March 31, 2022
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(8,253,388)		$3,730,416

	Change in unrealized gain (loss) on open positions		$514,567		$6,451,954

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Form-Q that address activities, events or developments that will or may occur in the future, including such matters as changes in inflation in the United States, movements in the stock market, movements in U.S. and foreign currencies, and movements in the commodities markets and indexes that track such movements, UNL’s operations, USCF’s plans and references to UNL’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses USCF has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to USCF’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this prospectus, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contracts as the NYMEX. If UNL and the other Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the other Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the other Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. As of March 31, 2023, UNL held 470 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the three months ended March 31, 2023, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contract to expire and the eleven following months to the next month contract to expire and the eleven following months during a one day period each month. The forgoing accountability levels and positions limits are subject to change. For the three months ended March 31, 2023, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

Federal Position Limits

Part 150 of the CFTC's regulations (the “Position Limits Rule”) establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts that all market participants must comply with, with certain exemptions. Certain of the Benchmark Futures Contracts are subject to position limits under the Position Limits Rule, and UNL's trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could inhibit UNL's ability to invest in the relevant Benchmark Oil Futures Contracts and thereby could negatively impact the ability of UNL to meet its investment objective.

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

UNL is not a Swap Entity under the Margin Rules, but it is a financial end-user. Accordingly, UNL will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, UNL does not have material swaps exposure and, accordingly, UNL will not be subject to the initial margin requirements of the Margin Rules.

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

Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of UNL’s investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and spread globally.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The spread of COVID-19 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 had a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn had a significant adverse effect on the prices of Natural Gas Futures Contracts, including the Benchmark Futures Contracts, and Other Natural Gas-Related Contracts.

Infectious disease outbreaks like COVID-19 may arise in the future and could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the such an outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by UNL. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2023. The average price of the Benchmark Futures Contracts started the period at $4.296 per million British thermal shares (“MMBtu”). The high of the period was on December 30, 2022 when the price of the Benchmark Futures Contracts reached $4.296 per MMBtu. The low of the period was on February 21, 2023 when the price dropped to $3.000 per MMBtu. The period ended with the Benchmark Futures Contracts at $3.101 per MMBtu, a decrease of approximately (27.82)% over the period. UNL’s per share NAV began the period at $17.24 and ended the period at $11.66 on March 31, 2023, a decrease of approximately (32.37)% over the period. The Benchmark Futures Contracts prices listed above began with the February 2023 to January 2024 contracts and ended with the May 2023 to April 2024 contracts. A decrease of approximately (27.82)% on the Benchmark Futures Contracts listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the three months ended March 31, 2023, the natural gas futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of March 31, 2023, UNL had issued 9,050,000 shares, 1,250,000 of which were outstanding. As of March 31, 2023, UNL had registered an unlimited number of shares. On April 26, 2022, the SEC declared effective the registration statement filed by UNL that registered an unlimited number of shares. As a result, UNL has an unlimited number of shares that can be issued in the form of creation baskets. More shares may have been issued by UNL than are outstanding due to the redemption of shares.

As of March 31, 2023, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Average daily total net assets	$16,943,157	$24,351,072
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$177,692	$3,078
Annualized yield based on average daily total net assets	4.25%	0.05%
Management fee	$31,333	$45,033
Total fees and other expenses excluding management fees	$35,236	$27,600
Total amount of the expense waiver	$28,970	$17,793
Expenses before the allowance of the expense waiver	$66,569	$72,633
Expenses after the allowance of the expense waiver	$37,599	$54,840
Total commissions accrued to brokers	$1,689	$2,187
Total commissions as annualized percentage of average total net assets	0.04%	0.04%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to an increase in reporting costs and professional fees.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2023, the average daily change in the average of the prices of the Benchmark Futures Contracts was (0.193)%, while the average daily change in the per share NAV of UNL over the same time period was (0.179)%. The average daily difference was 0.014% (or 1.4 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to March 31, 2023, the average daily change in the average price of the Benchmark Futures Contracts was (0.022)%, while the average daily change in the per share NAV of UNL over the same time period was (0.023)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first chart exhibits the daily changes in the last 30 valuation days ended March 31, 2023. The second chart measures monthly changes since March 31, 2018 through March 31, 2023.

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

For the three months ended March 31, 2023, the actual total return of UNL as measured by changes in its per share NAV was (32.37)%. This is based on an initial per share NAV of $17.24 as of December 31, 2022 and an ending per share NAV as of March 31, 2023 of $11.66. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $11.56 as of March 31, 2023, for a total return over the relevant time period of (32.95)%. The difference between the actual per share NAV total return of UNL of (32.37)% and the expected total return based on the Benchmark Futures Contracts of (32.95)% was a difference over the time period of 0.58%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the three months ended March 31, 2022, the actual total return of UNL as measured by changes in its per share NAV  was 53.73%. This was based on an initial per share NAV of $11.65 as of December 31, 2021 and an ending per share NAV as of March 31, 2022 of $17.91. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $17.95 as of March 31, 2022, for a total return over the relevant time period of 54.08%. The difference between the actual per share NAV total return of UNL of 53.73% and the expected total return based on the Benchmark Futures Contracts of 54.08% was a difference over the time period of (0.35)%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact UNL’s ability to accurately track Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the average price of the Benchmark Futures Contracts. During the three months ended March 31, 2023, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the price of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2023. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to rise over the near term from historical lows. It is anticipated that fees and expenses paid by UNL may continue to be lower than interest earned by UNL. As such, USCF anticipates that UNL could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Futures Contracts. During the three months ended March 31, 2023, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2013 and March 31, 2023. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the three months ended March 31, 2023, the average price of the Benchmark Oil Futures Contracts traded in a range between $3.000 and $4.296. The average price of the Benchmark Oil Futures Contracts decreased (28.82)% from December 31, 2022 through March 31, 2023, finishing the quarter at $3.101. The number of rigs dedicated to natural gas production rose from 156 at the start of the year to 160 by the end of the quarter. Natural gas stored in the United States stood at 1,830 billion cubic feet as of March 31, 2023, about 32% higher than the same time last year. While both domestic demand and U.S. exports of natural gas have generally increased over the last five years, a milder-than-forecast winter in Europe contributed to a steep reversion in prices from 2022, when the market expected natural gas shortages in parts of Europe as a result of the war in Ukraine.  A mild winter in parts of the U.S. as well as a decline in demand for industrial use also contributed to price declines.

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

USCF believes that the war in Ukraine has raised concerns among investors that a global natural gas supply shortage is possible, particularly if Russia reduces or cuts supply to Europe. This has put upward pressure on natural gas prices globally, beyond the impact of bullish fundamentals that were already in place. Should the war continue or escalate, or if sanctions or retaliation lead to a reduction in the supply of natural gas from Russia to Europe, then natural gas prices could rise further and prices could become more volatile. Conversely, should concerns about a natural gas shortage resulting from the war in Ukraine ebb due to an expected or actual resolution of the war, then natural gas prices could decline. As noted above, a milder-than-forecast winter in Europe contributed to a reversal in prices from the dramatic increase in prices that occurred in 2022 when there were greater fears of a natural gas shortage.

Of course, many factors impact natural gas prices, and the impact of the war in Ukraine must be balanced with other potential events, such as extreme weather or the potential for infectious disease outbreaks like COVID-19 and responses to such an outbreak.

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

For the ten-year time period between March 31, 2013 and March 31, 2023, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years

	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Crude	Heating	Unleaded	Natural
Correlation Matrix 10 Years	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.892	0.996	0.645	0.642	0.685	0.524
US Gov't Bonds (BEUSG4 Index)		1.000	0.895	0.517	0.559	0.532	0.494
Global Equities (FTSE World Index)			1.000	0.663	0.659	0.700	0.512
Crude Oil				1.000	0.833	0.840	0.338
Heating Oil					1.000	0.778	0.410
Unleaded Gasoline						1.000	0.374
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year

	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Crude	Heating	Unleaded	Natural
Correlation Matrix 1 Year	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.987	0.999	0.958	0.850	0.914	0.728
US Gov't Bonds (BEUSG4 Index)		1.000	0.988	0.967	0.860	0.920	0.700
Global Equities (FTSE World Index)			1.000	0.959	0.847	0.912	0.721
Crude Oil				1.000	0.914	0.971	0.703
Heating Oil					1.000	0.873	0.668
Unleaded Gasoline						1.000	0.630
Natural Gas							1.000
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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the three months ended March 31, 2023, UNL’s expenses, pre and post expense waiver, did not exceed the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2023, UNL did not use other assets to pay expenses, post expense waiver. To the extent expenses exceed income, UNL’s NAV will be negatively impacted.

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

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2023, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of March 31, 2023, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $22,442,873 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2023, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

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

As of March 31, 2023, UNL’s portfolio consisted of 470 Natural Gas Futures NG contracts traded on the NYMEX. As of March 31, 2023, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.uscfinvestments.com.

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

During the three month reporting period ended March 31, 2023, UNL limited its OTC activities to EFRP transactions.

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

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act (“CUSA”). It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney's fees, and equitable relief.

USCF and USO intend to vigorously contest such claims and moved for their dismissal. On March 15, 2023, the Court issued a decision granting defendants' motion to dismiss, with prejudice as to the 1934 Act claims and without prejudice as to the CUSA claim.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UNL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 1, 2023 (the “Form 10-K”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)

UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 8 baskets (comprising 400,000 shares) during the first quarter of the year ending December 31, 2023. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2023:

Issuer Purchases of Equity Securities

	Total
	Number of	Average Price Per
Period	Shares Redeemed	Share
1/1/23 to 1/31/23	300,000	$14.10
2/1/23 to 2/28/23	—	—
3/1/23 to 3/31/23	100,000	11.80
Total	400,000

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

Date: May 8, 2023

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 8, 2023