Form 10-Q
period 2023-09-30
United States 12 Month Natural Gas Fund, LP
filed 2023-11-07
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023.

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

The registrant had 1,950,000 outstanding shares as of October 30, 2023.

United States 12 Month Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $14,269,653 and $22,036,438, respectively) (Notes 2 and 5)	$14,269,653	$22,036,438
Equity in trading accounts:
Cash and cash equivalents (at cost $4,986,965 and $11,220,362, respectively)	4,986,965	11,220,362
Unrealized gain (loss) on open commodity futures contracts	(2,552,303)	(8,419,740)
Receivable from General Partner (Note 3)	107,213	163,576
Dividends receivable	60,719	94,005
Interest receivable	10,918	7,826
Prepaid license fees	7,368	6,760
Prepaid insurance*	5,249	760
Total Assets	$16,895,782	$25,109,987

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$10,814	$20,071
Professional fees payable	40,339	94,745
Brokerage commissions payable	391	391
Directors’ fees payable*	2,823	2,846
Total Liabilities	54,367	118,053

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	16,841,415	24,991,934
Total Partners’ Capital	16,841,415	24,991,934

Total Liabilities and Partners’ Capital	$16,895,782	$25,109,987

Limited Partners’ shares outstanding	1,550,000	1,450,000
Net asset value per share	$10.87	$17.24
Market value per share	$10.88	$17.23

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2023

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts – Long
United States Contracts
NYMEX Natural Gas Futures NG November 2023 contracts, expiring October 2023	$1,949,205	44	$(660,445)	(3.92)
NYMEX Natural Gas Futures NG December 2023 contracts, expiring November 2023	1,995,091	43	(570,931)	(3.39)
NYMEX Natural Gas Futures NG January 2024 contracts, expiring December 2023	2,156,033	43	(623,083)	(3.70)
NYMEX Natural Gas Futures NG February 2024 contracts, expiring January 2024	1,797,755	43	(294,045)	(1.74)
NYMEX Natural Gas Futures NG March 2024 contracts, expiring February 2024	1,555,813	43	(171,213)	(1.02)
NYMEX Natural Gas Futures NG April 2024 contracts, expiring March 2024	1,401,055	44	(83,255)	(0.49)
NYMEX Natural Gas Futures NG May 2024 contracts, expiring April 2024	1,357,961	44	(30,921)	(0.18)
NYMEX Natural Gas Futures NG June 2024 contracts, expiring May 2024	1,378,400	43	(23,470)	(0.14)
NYMEX Natural Gas Futures NG July 2024 contracts, expiring June 2024	1,419,332	43	(5,062)	(0.03)
NYMEX Natural Gas Futures NG August 2024 contracts, expiring July 2024	1,446,855	43	(19,685)	(0.12)
NYMEX Natural Gas Futures NG September 2024 contracts, expiring August 2024	1,479,263	43	(61,983)	(0.37)
NYMEX Natural Gas Futures NG October 2024 contracts, expiring September 2024	1,461,180	43	(8,210)	(0.05)
Total Open Futures Contracts*	$19,397,943	519	$(2,552,303)	(15.15)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.27%#	13,700,000	$13,700,000	81.35
Total United States Money Market Funds		$13,700,000	81.35

#Reflects the 7-day yield at September 30, 2023.

*Collateral amounted to $4,986,965 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(3,109,119)	$4,524,902	$(15,041,408)	$14,627,390
Change in unrealized gain (loss) on open commodity futures contracts	2,001,238	3,762,969	5,867,437	(3,604,090)
Dividend income	196,619	186,442	521,281	255,131
Interest income*	28,321	24,373	69,038	24,507
ETF transaction fees	1,400	1,400	4,200	8,050
Total Income (Loss)	$(881,541)	$8,500,086	$(8,579,452)	$11,310,988

Expenses
General Partner management fees (Note 3)	$33,277	$78,862	$93,738	$202,593
Professional fees	49,173	78,984	108,611	159,348
Brokerage commissions	1,193	2,000	4,125	7,223
Directors’ fees and insurance	4,151	3,659	11,350	10,542
License fees	666	1,578	1,875	4,052
Total Expenses	88,460	165,083	219,699	383,758
Expense waiver (Note 3)	(48,528)	(70,448)	(107,213)	(140,647)
Net Expenses	$39,932	$94,635	$112,486	$243,111
Net Income (Loss)	$(921,473)	$8,405,451	$(8,691,938)	$11,067,877
Net Income (Loss) per limited partner share	$(0.64)	$4.34	$(6.37)	$10.37
Net Income (Loss) per weighted average limited partner share	$(0.59)	$4.79	$(6.15)	$6.30
Weighted average limited partner shares outstanding	1,569,565	1,754,891	1,412,271	1,756,593

*    Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balances at beginning of period	$17,270,293	$37,135,468	$24,991,934	$16,312,586
Addition of 200,000, 150,000, 650,000 and 1,950,000 partnership shares, respectively	2,243,256	3,649,504	7,702,010	41,366,621
Redemption of (150,000), (500,000), (550,000) and (1,600,000) partnership shares, respectively	(1,750,661)	(10,662,128)	(7,160,591)	(30,218,789)
Net income (loss)	(921,473)	8,405,451	(8,691,938)	11,067,877

Balances at end of period	$16,841,415	$38,528,295	$16,841,415	$38,528,295

*    General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2023 and 2022

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(8,691,938)	$11,067,877
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(5,867,437)	3,604,090
(Increase) decrease in receivable from General Partner	56,363	(11,899)
(Increase) decrease in dividends receivable	33,286	(72,544)
(Increase) decrease in interest receivable	(3,092)	(8,367)
(Increase) decrease in prepaid other	(608)	(5,432)
(Increase) decrease in prepaid insurance*	(4,489)	(1,175)
Increase (decrease) in General Partner management fees payable	(9,257)	15,797
Increase (decrease) in professional fees payable	(54,406)	23,275
Increase (decrease) in directors’ fees payable*	(23)	52
Net cash provided by (used in) operating activities	(14,541,601)	14,611,674

Cash Flows from Financing Activities:
Addition of partnership shares	7,702,010	41,366,621
Redemption of partnership shares	(7,160,591)	(30,218,789)
Net cash provided by (used in) financing activities	541,419	11,147,832

Net Increase (Decrease) in Cash and Cash Equivalents	(14,000,182)	25,759,506

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	33,256,800	15,705,957
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$19,256,618	$41,465,463

Components of Cash, Cash Equivalents, and Equity in Trading Accounts
Cash and cash equivalents	$14,269,653	$32,489,448
Equity in Trading Accounts:
Cash and cash equivalents	4,986,965	8,976,015
Total Cash, Cash Equivalents and Equity in Trading Accounts	$19,256,618	$41,465,463

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended September 30, 2023

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

The investment objective of UNL is for the average daily percentage changes in per share net asset value (“NAV”) to reflect the average daily percentage changes of spot the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily percentage changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), plus interest earned on UNL’s collateral holdings, less UNL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period. UNL’s investment strategy is designed to provide investors with a cost effective way to invest indirectly in natural gas and to hedge against movement sin the spot price of natural gas.

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

As of September 30, 2023, UNL held 519 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of September 30, 2023, UNL had registered an unlimited number of shares and available for issuance. On April 26, 2022, the SEC declared effective the registration statement filed by UNL that registered an unlimited number of shares. As a result, UNL has an unlimited number of shares that can be issued in the form of Creation Baskets.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2023.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2023.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2023 and 2022, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2023 are estimated to be a total of $15,000 for UNL and, in the aggregate for UNL and the Related Public Funds, $1,210,000.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2023 and 2022, UNL incurred $1,875 and $4,052, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $150,000 for the year ending December 31, 2023. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 - Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2023 and 2022 USCF waived $107,213 and $140,647 of UNL’s expenses respectively. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

UNL is party to a marketing agent agreement, dated as of October 30, 2009, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UNL as outlined in the agreement. The fee of the Marketing Agent through September 30, 2023, which is borne by USCF, was 0.06% on UNL’s assets up to $3 billion and 0.04% on UNL’s assets in excess of $3 billion. The agreement with the Marketing Agent has been amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly and borne by USCF, is equal to 0.025% of UNL’s total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of UNL’s offering.

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

Brokerage and Futures Commission Merchant Agreements

UNL entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UNL’s FCM effective October 10, 2013. UNL has engaged each of Marex North America, LLC, formerly RCG Division of Marex Spectron (“MNA”), Marex Capital Markets, Inc., formerly E D & F Man Capital Markets Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”) and ADM Investor Services Inc. to serve as additional FCMs to UNL effective on May 28, 2020, June 5, 2020, December 3, 2020 and August 8, 2023, respectively. The agreements with UNL’s FCMs require the FCMs to provide services to UNL in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNL’s account. In accordance with the FCM agreements, UNL pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNL also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Total commissions accrued to brokers	$4,125	$7,223
Total commissions as annualized percentage of average total net assets	0.03%	0.03%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due primarily to a lower number of natural gas futures contracts being held and traded.

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

Significant market volatility has recently occurred in the natural gas markets and the natural gas futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, the Russia-Ukraine war, political unrest, attacks or threats of attack by terrorists, conflicts in the Middle East, and continuing disputes among natural gas-producing countries. These and other factors could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNL and the impact of which could limit UNL’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contracts. In such a circumstance, UNL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Natural-Gas Related Investments.

All of the futures contracts held by UNL through September 30, 2023 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2023 and December 31, 2022, UNL held investments in money market funds in the amounts of $13,700,000 and $22,000,000, respectively. UNL also holds cash deposits with its custodian. As of September 30, 2023 and December 31, 2022, UNL held cash deposits and investments in Treasuries in the amounts of $5,556,618 and $11,256,800 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2023 and 2022 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$11.51	$17.68	$17.24	$11.65
Total income (loss)	(0.61)	4.39	(6.29)	10.51
Total expenses	(0.03)	(0.05)	(0.08)	(0.14)
Net increase (decrease) in net asset value	(0.64)	4.34	(6.37)	10.37
Net asset value, end of period	$10.87	$22.02	$10.87	$22.02

Total Return	(5.56)%	24.55%	(36.95)%	89.01%

Ratios to Average Net Assets
Total income (loss)	(5.01)%	20.38%	(51.34)%	31.32%
Management fees#	0.75%	0.75%	0.75%	0.75%
Total expenses excluding management fees#	1.24%	0.82%	1.01%	0.67%
Expense waived#	(1.09)%	(0.67)%	(0.86)%	(0.52)%
Net expense excluding management fees#	0.15%	0.15%	0.15%	0.15%
Net income (loss)	(5.23)%	20.15%	(52.01)%	30.65%

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

The following table summarizes the valuation of UNL’s securities at September 30, 2023 using the fair value hierarchy:

At September 30, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$13,700,000	$13,700,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,552,303)	(2,552,303)	—	—

The following table summarizes the valuation of UNL’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$22,000,000	$22,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(8,419,740)	(8,419,740)	—	—

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Condition Location	September 30, 2023	December 31, 2022
Futures - Commodity Contracts	Assets	$(2,552,303)	$(8,419,740)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2023		September 30, 2022
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(15,041,408)		$14,627,390

	Change in unrealized gain (loss) on open positions		$5,867,437		$(3,604,090)

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

Introduction

UNL, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of UNL is for the average daily percentage changes in the NAV per share to reflect the average daily percentage changes of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), plus interest earned on UNL’s collateral holdings less UNL’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period. UNL’s investment strategy is designed to provide investors with a cost effective way to invest indirectly in natural gas and to hedge against movements in the spot price of natural gas.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for natural gas contracts. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. The foregoing accountability levels and position limits are subject to change. As of September 30, 2023, UNL held 519 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the nine months ended September 30, 2023, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because of UNL’s investment strategy. UNL’s investment strategy is to invest in 12 consecutive months of futures contracts on natural gas as traded on the NYMEX, comprised of the near month contract to expire and the contracts for the following 11 months. UNL “rolls” the near-month futures contracts in its portfolio when the near month futures contract is within two weeks of expiration. For the nine months ended September 30, 2023, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

UNL invests in government money market funds. Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and UNL may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”), or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. UNL cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Price Movements

Natural gas futures prices were volatile during the nine months ended September 30, 2023. The average price of the Benchmark Futures Contracts started the period at $4.296 per million British thermal shares (“MMBtu”). The high of the period was on December 30, 2022 when the price of the Benchmark Futures Contracts reached $4.296 per MMBtu. The low of the period was on April 6, 2023 when the price dropped to $2.885 per MMBtu. The period ended with the Benchmark Futures Contracts at $3.247 per MMBtu, a decrease of approximately (24.42)% over the period. UNL’s per share NAV began the period at $17.24 and ended the period at $10.87 on September 30, 2023, a decrease of approximately (36.95)% over the period. The Benchmark Futures Contracts prices listed above began with the February 2023 to January 2024 contracts and ended with the October 2023 to September 2024 contracts. A decrease of approximately (24.42)% on the Benchmark Futures Contracts listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the nine months ended September 30, 2023, the natural gas futures market was in a state of contago. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of September 30, 2023, UNL had issued 9,500,000, shares, 1,550,000 of which were outstanding. On April 26, 2022, the SEC declared effective the registration statement filed by UNL that registered an unlimited number of shares. As a result, UNL has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UNL than are outstanding due to the redemption of shares.

As of September 30, 2023, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Americas LLC.

For the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$16,710,457	$36,115,475
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$590,319	$279,638
Annualized yield based on average daily total net assets	4.72%	1.04%
Management fee	$93,738	$202,593
Total fees and other expenses excluding management fees	$125,961	$181,165
Total amount of the expense waiver	$107,213	$140,647
Expenses before the allowance of the expense waiver	$219,699	$383,758
Expenses after the allowance of the expense waiver	$112,486	$243,111
Total commissions accrued to brokers	$4,125	$7,223
Total commissions as annualized percentage of average total net assets	0.03%	0.03%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due primarily to a decrease in reporting costs and professional fees.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	Three months ended	Three months ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$17,603,663	$41,716,560
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$224,940	$210,815
Annualized yield based on average daily total net assets	5.07%	2.00%
Management fee	$33,277	$78,862
Total fees and other expenses excluding management fees	$55,183	$86,221
Total amount of the expense waiver	$48,528	$70,448
Expenses before the allowance of the expense waiver	$88,460	$165,083
Total commissions accrued to brokers	$1,193	$2,000
Total commissions as annualized percentage of average total net assets	0.03%	0.02%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. To the degree that the aggregate yield is higher, the net expense ratio will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was due primarily to a decrease in reporting costs and professional fees.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2023, the average daily change in the average of the prices of the Benchmark Futures Contracts was (0.232)%, while the average daily change in the per share NAV of UNL over the same time period was (0.212)%. The average daily difference was 0.020% (or 2.0 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to September 30, 2023, the average daily change in the average price of the Benchmark Futures Contracts was (0.024)%, while the average daily change in the per share NAV of UNL over the same time period was (0.024)%. The average daily difference was 0.00% (or 0.0 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first chart below shows the daily movement of UNL’s per share NAV versus the daily movement of the Benchmark Futures Contracts for the 30 valuation day period ended September 30, 2023, the last trading day in September. The second chart below shows the monthly total returns of UNL as compared to the monthly value of the Benchmark Futures Contracts for the five years ended September 30, 2023.

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

For the nine months ended September 30, 2023, the actual total return of UNL as measured by changes in its per share NAV was (36.95)%. This is based on an initial per share NAV of $17.24 as of December 31, 2022 and an ending per share NAV as of September 30, 2023 of $10.87. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $10.55 as of September 30, 2023, for a total return over the relevant time period of (38.81)%. The difference between the actual per share NAV total return of UNL of (36.95)% and the expected total return based on the Benchmark Futures Contracts of (38.81)% was a difference over the time period of 1.86%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the nine months ended September 30, 2022, the actual total return of UNL as measured by changes in its per share NAV was 89.01%. This was based on an initial per share NAV of $11.65 as of December 31, 2021 and an ending per share NAV as of September 30, 2022 of $22.02. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $22.02 as of September 30, 2022, for a total return over the relevant time period of 89.01%. The difference between the actual per share NAV total return of UNL of 89.01% and the expected total return based on the Benchmark Futures Contracts of 89.01% was a difference over the time period of 0.00%, which is to say that UNL’s actual total return equaled its benchmark by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

There are currently three factors that have impacted or are most likely to impact UNL’s ability to accurately track Benchmark Futures Contracts.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than that of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the average price of the Benchmark Futures Contracts. During the nine months ended September 30, 2023, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the average of the prices of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2023. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to rise over the near term from historical lows. It is anticipated that fees and expenses paid by UNL may continue to be lower than interest earned by UNL. As such, USCF anticipates that UNL could possibly outperform its benchmark so long as interest earned is lower than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Futures Contracts. During the nine months ended September 30, 2023, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with regulatory limits, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between September 30, 2013 and September 30, 2023. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the nine months ended September 30, 2023, the average price of the Benchmark Oil Futures Contracts traded in a range between $2.885 and $4.296. The average price of the Benchmark Oil Futures Contracts decreased (24.42)% from December 31, 2022 through September 30, 2023, finishing the quarter at $3.247. The number of rigs dedicated to natural gas production fell from 156 at the start of the year to 116 by the end of the third quarter. Natural Gas stored in the United States stood at 3,445 billion cubic feet as of September 30, 2023, about 11.6% higher than the same time last year. While both domestic demand and U.S. exports of natural gas have generally increased over the last five years, a milder-than-forecast winter in Europe contributed to a steep reversion in prices from 2022, when the market expected natural gas shortages in parts of Europe as a result of the Russia-Ukraine war. A mild winter in parts of the U.S. as well as a decline in demand for industrial use also contributed to price declines during the first quarter of 2023. Reduced demand led to an increasing amount of natural gas in storage relative to prior years. In the third quarter of 2023, this surplus relative to prior years slightly decreased, which led to an increase in prices.

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

The Russia-Ukraine war caused dramatic changes in natural gas supply-demand dynamics in Europe. The Russian invasion led the European Union to declare it would reduce its dependance on Russian fossil fuels and phase imports out completely as soon as possible. Russia, in turn, slowed pipelines and cutoff supplies, ultimately reducing its natural gas supplied to Europe by more than 50% since the onset of the war. Uncertainty is sure to persist as the reconfiguration of natural gas supply chains and an accelerated push for alternative sources of energy, including energy from renewables, continues. These changes are likely to contribute to U.S. natural gas price volatility. Substantial price changes, such as those seen in 2022 and 2023, cannot be ruled out. It is also possible that markets have seen the most severe shocks from the Russian invasion and that further price swings could be less severe in magnitude.

Of course, many factors impact natural gas prices, and the impact of the Russia-Ukraine war must be balanced with other potential events, such as extreme weather, political unrest, attacks or threats of attack by terrorists, conflicts in the Middle East, or the potential for infectious disease outbreaks like COVID-19 and responses to such an outbreak.

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

For the ten-year time period between September 30, 2013 and September 30, 2023, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years

	Large Cap US Equities	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 10 Years	(S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.032	0.977	0.367	0.220	0.477	0.150
US Gov’t Bonds (BEUSG4 Index)		1.000	0.035	(0.264)	(0.408)	(0.209)	(0.136)
Global Equities (FTSE World Index)			1.000	0.424	0.271	0.528	0.112
Crude Oil				1.000	0.741	0.750	0.063
Heating Oil					1.000	0.642	0.120
Unleaded Gasoline						1.000	0.095
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year

	Large Cap US Equities	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.654	0.981	0.304	0.259	0.467	0.249
US Gov’t Bonds (BEUSG4 Index)		1.000	0.718	(0.047)	(0.273)	0.161	(0.128)
Global Equities (FTSE World Index)			1.000	0.303	0.191	0.396	0.195
Crude Oil				1.000	0.813	0.416	0.258
Heating Oil					1.000	0.630	0.090
Unleaded Gasoline						1.000	(0.330)
Natural Gas							1.000
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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the nine months ended September 30, 2023, UNL’s expenses, pre and post expense waiver, did not exceed the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2023, UNL did not use other assets to pay expenses, post expense waiver. To the extent expenses exceed income, UNL’s NAV will be negatively impacted.

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

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2023, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of September 30, 2023, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $19,256,618 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2023, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

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

As of September 30, 2023, UNL’s portfolio consisted of 519 Natural Gas Futures NG contracts traded on the NYMEX. As of September 30, 2023, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2023, UNL limited its OTC activities to EFRP transactions.

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

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action was in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserted claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act (“CUSA”). It purported to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint was seeking damages, interest, costs, attorney’s fees, and equitable relief.

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
(c)

UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 3 baskets (comprising 150,000 shares) during the third quarter of the year ending December 31, 2023. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2023:

Issuer Purchases of Equity Securities

	Total
	Number of	Average Price Per
Period	Shares Redeemed	Share
7/1/22 to 7/31/22	—	$—
8/1/22 to 8/31/22	150,000	$11.67
9/1/22 to 9/30/22	—	$—
Total	150,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2023.

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

Date: November 7, 2023

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 7, 2023