Form 10-K
period 2023-12-31
United States 12 Month Natural Gas Fund, LP
filed 2024-03-08
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☐

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2023 was $17,270,293.

The registrant had 2,000,000 outstanding shares as of March 6, 2024.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

United States 12 Month Natural Gas Fund, LP

Part I

Item 1. Business

What is UNL?

The United States 12 Month Natural Gas Fund, LP (“UNL”) is a Delaware limited partnership organized on June 27, 2007. UNL maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. UNL’s shares began trading on November 18, 2009. UNL is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). It operates pursuant to the terms of the Third Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

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

UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period. Additionally, UNL seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, other natural gas - related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K.

In addition, USCF believes that market arbitrage opportunities will cause daily changes in UNL’s share price on the NYSE Arca on a percentage basis to closely track daily changes in UNL’s per share NAV on a percentage basis. USCF further believes that the daily changes in average of the prices of the Benchmark Futures Contracts have historically tracked the daily changes in the spot price of natural gas. USCF believes that the net effect of these two expected relationships will be that the daily changes in the price of UNL’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of natural gas on a percentage basis, less UNL’s expenses.

Specifically, UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

Investors should be aware that UNL’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas nor is UNL’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). This is because natural market forces called contango and backwardation may impact and have impacted the total return on an investment in UNL’s shares during the past year relative to a hypothetical direct investment in natural gas and, in the future, it is likely that the relationship between the market price of UNL’s shares and changes in the spot prices of natural gas will continue to be impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing natural gas, which could be substantial.)

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, Inc., formerly Wainwright Holdings, Inc., a Delaware corporation, (“USCF Investments”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of The Marygold Companies, Inc., formerly, Concierge Technologies, Inc. (publicly traded under the ticker: MGLD), (“Marygold”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), the USCF Midstream Energy Income Fund (“UMI”), the USCF Gold Strategy Plus Income Fund (“GLDX”); the USCF Dividend Income Fund (“UDI”), the USCF Sustainable Battery Metals Strategy Fund (“ZSB”), USCF Energy Commodity Strategy Absolute Return Fund (“USE”), USCF Sustainable Commodity Strategy Fund (“ZSC”), and USCF Aluminum Strategy Fund (“ALUM”), each of which is a series of the USCF ETF Trust. It was also the investment adviser for two series of the USCF ETF Trust that liquidated all of their assets and distributed cash pro rata to all remaining shareholders: the USCF SummerHaven SHPEI Index Fund (“BUY”), until October 2020, and the USCF SummerHaven SHPEN Index Fund (“BUYN”), until May 2020. The USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

The net assets of UNL consist primarily of investments in Futures Contracts and, to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, Other Natural Gas-Related Investments. Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K. UNL invests substantially the entire amount of its assets in Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of UNL are available on UNL’s website at www.uscfinvestments.com.

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

USCF endeavors to place UNL’s trades in Natural Gas Interests and otherwise manage UNL’s investments so that “A” will be within plus/minus ten percent (10%) of “B,” where:

●	A is the average daily percentage change in UNL’s per share NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which UNL calculates its per share NAV; and
●	B is the average daily percentage change in the prices of the Benchmark Futures Contracts over the same period.

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

UNL’s purchase of Futures Contracts other than the Benchmark Futures Contracts and/or Other Natural Gas-Related Investments, if any, depends on various factors, including diversification of UNL’s investments in Futures Contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the natural gas market, position limits or other regulatory requirements limiting UNL’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Natural Gas-Related Investments. To the extent that UNL invests in Other Natural Gas-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contracts, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC” market). If UNL is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in a Benchmark Futures Contract to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Natural Gas-Related Investments, a substantial portion of UNL’s assets could be invested in accordance with such priority in Other Natural Gas-Related Investments that are intended to replicate the return on the Benchmark Futures Contracts. As UNL’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Natural Gas-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on UNL’s ability to invest in OTC transactions and cleared swaps.

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

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UNL is not) may hold, own or control. These levels and position limits apply to the futures contracts that UNL invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures may also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in a Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL could be ordered to reduce its Natural Gas NG Futures Contracts to below the 6,000 single month and/or 12,000 all month accountability level. As of December 31, 2023, UNL held 589 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the year ended December 31, 2023, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contracts to expire to the next month contracts during a one-day period beginning two weeks from expiration of the contracts. For the year ended December 31, 2023, UNL did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The Benchmark Futures Contracts are subject to position limits under the Position Limits Rule, and UNL’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could inhibit UNL’s ability to invest in the Benchmark Futures Contracts and thereby could negatively impact the ability of UNL to meet its investment objective.

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

Spot Commodities

While the Futures Contracts and Other Natural Gas-Related Investments can be physically settled, UNL does not intend to take or make physical delivery. UNL may from time to time trade in Other Natural Gas-Related Investments, including contracts based on the spot price of natural gas.

Leverage

Although permitted to do so under its LP Agreement, UNL has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, UNL’s investments will take into account the need for UNL to margin and collateral requirements and to avoid, to the extent reasonably possible, UNL becoming leveraged. If market conditions require it, these risk reduction procedures, including changes to UNL’s investments, may occur on short notice.

UNL does not and will not borrow money or use debt to satisfy its margin or collateral obligations in respect of its investments, but it could become leveraged if UNL were to hold insufficient assets that would allow it to meet not only the current, but also future, margin or collateral obligations required for such investments. Such a circumstance could occur if UNL were to hold assets that have a value of less than zero.

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

In addition to the Futures Contracts and options on the Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to natural gas. These derivatives transactions (also known as OTC contracts) are usually entered into between two parties in private contracts. Unlike most of the exchange-traded Futures Contracts or exchange- traded options on the Futures Contracts, each party to such contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract. To reduce the credit risk that arises in connection with such contracts, UNL will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty and requires the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty.

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

During the reporting period of this annual report on Form 10-K, UNL limited its OTC activities to futures contracts in natural gas and EFRP transactions.

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

On April 27, 2017, pursuant to an offer of settlement, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that RBC Capital engaged in EFRP transactions which failed to satisfy the Rules of the Chicago Board of Trade (the “Chicago Board of Trade”) in one or more ways. Specifically, the Panel found that RBC Capital traders entered into EFRP trades in which RBC Capital accounts were on both sides of the transactions. While the purpose of the transactions was to transfer positions between the RBC Capital accounts, the Panel found that the manner in which the trades occurred violated the Chicago Board of Trade’s prohibition on wash trades. The Panel found that RBC Capital thereby violated CBOT Rules 534 and (legacy) 538.B. and C. In accordance with the settlement offer, the Panel ordered RBC Capital to pay a $175,000 fine. On October 1, 2019, the CFTC issued an order filing and settling charges against RBC Capital for the above activity, as well as related charges. The order required that RBC Capital cease and desist from violating the applicable regulations, pay a $5 million civil monetary penalty, and comply with various conditions, including conditions regarding public statements and future cooperation with the CFTC.

Various regulators are conducting inquiries regarding potential violations of antitrust law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada, RBC Capital’s indirect parent, in the U.S. and Canada. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in global foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s settlement with class plaintiffs. In November 2018, certain institutional plaintiffs who had previously opted-out of participating in the settlement filed their own lawsuit in U.S. District Court. In May 2020, the U.S. District Court dismissed RBC Capital from the opt-out action, but granted the plaintiffs’ motion to amend the complaint. The Canadian class actions remain pending and RBC Capital has reached a settlement for an immaterial amount with respect to an action brought by a class of indirect purchasers. RBC Capital is awaiting the court’s final approval of the settlement. In October 2020, RBC Capital and Royal Bank of Canada moved to dismiss the amended complaint. On July 28, 2021, the court dismissed Royal Bank of Canada from the case but denied the motion as to RBC Capital. Based on the facts currently known, it is not possible at this time for management to predict the ultimate outcome of these collective matters or the timing of their ultimate resolution.

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

Marex Capital Markets, Inc., formerly E D & F Man Capital Markets Inc.

On June 5, 2020, UNL entered into a Customer Account Agreement with E D & F Man Capital Markets Inc. (“MCM”) to serve as an FCM for UNL. On July 14, 2023, this Customer Account Agreement was terminated and replaced by a Customer Account Agreement between UNL and Marex North America, LLC (“MNA”) dated May 28, 2020, in respect of which MCM assumed the rights and obligations of MNA vis-à-vis UNL following the transfer of MNA’s futures clearing business to MCM as part of an internal reorganization. This agreement requires MCM to provide services to UNL in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased or sold by or through MCM for UNL’s account. Under this agreement, UNL pays MCM commissions for executing and clearing trades on behalf of UNL.

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

MCM was acquired by the Marex Group in phases during the second half of 2022 and went from doing business as E D & F Man Capital Markets, Inc. to Marex Capital Markets, Inc.

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

ADM Investor Services, Inc.

On August 8, 2023, UNL and ADM Investor Services, Inc. (“ADMIS”) entered into a Customer Account Agreement pursuant to which ADMIS has agreed to serve as an additional FCM for UNL. The Customer Account Agreement between UNL and ADMIS requires ADMIS to provide services to UNL in connection with the purchase and sale of futures contracts that may be purchased or sold by or through ADMIS for UNL’s account. Under this agreement, UNL has agreed to pay ADMIS commissions for executing and clearing trades on behalf of UNL.

ADMIS’s primary address is 141 W Jackson Boulevard, Suite 2100a, Chicago, IL 60604. ADMIS is registered in the United States with the CFTC as an FCM providing futures execution and clearing services covering futures exchanges globally. ADMIS is a member of various U.S. futures and securities exchanges.

In the normal course of its business, ADMIS is involved in various legal actions incidental to its commodities business. None of these actions are expected either individually or in aggregate to have a material adverse impact on ADMIS.

Neither ADMIS nor any of its principals have been the subject of any material administrative, civil or criminal actions within the past five years, except for the following matters.

In an Order entered on July 12, 2019 the CFTC found that between December 2014 and September 24, 2017, ADMIS failed to diligently supervise the handling by its employees and agents of commodity interest accounts as well as the activities of its employees and agents relating to its business as an FCM in violation of CFTC Regulation 166.3. The order imposed a civil monetary penalty of $250,000.

On January 28, 2020, a Commodity Exchange Business Conduct Committee Panel (“Panel”) found that between 2012 and 2018, ADMIS learned that one of its brokerage firm clients automatically offset omnibus account positions in futures contracts using the FIFO method and was misreporting its open positions. The Panel found that ADMIS failed to require the client to provide accurate and timely owner and control information and continued to report inaccurate information regarding the ownership and control of the positions through May 2018 in violation of Exchange Rules 432.Q., 432.X., and 561.C. Additionally, on multiple occasions continuing through May 2018, ADMIS provided the Exchange with inaccurate audit trail data provided by the client. The Panel found that ADMIS violated Exchange Rule 536.B.2.

Finally, the Panel found that ADMIS failed to take effective measures to ensure the accuracy of its client’s purchase and sales data reporting and its responses to the Exchange, and failed to properly supervise employees. The Panel therefore found that ADMIS violated Exchange Rule 432.W. In accordance with an offer of settlement the Panel ordered ADMIS to pay a fine of $650,000.

In an order issued on September 29, 2022, the CFTC found that between December 2016 and September 2019, ADMIS failed to supervise its employees and agents in their handling of commodity interest accounts regarding the improper or fictitious trade transfer requests and their activities relating to its business as a registered FCM to ensure compliance with the Commodity Exchange Act and it Regulations, and to deter and detect wrongdoing in violation of CFTC Regulation 166.3. The order imposed a civil monetary fine of $500,000.

ADMIS will act only as clearing broker for UNL and as such will be paid commissions for executing and clearing trades on behalf of UNL. ADMIS has not passed upon the adequacy or accuracy of this annual report on Form 10 - K. ADMIS will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or UNL.

ADMIS is not affiliated with UNL or USCF. Therefore, neither USCF nor UNL believes that there are any conflicts of interest with ADMIS or its trading principals arising from its acting as UNL’s FCM

Commodity Trading Advisor

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The NAV of UNL’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by UNL and fluctuations in the prices of these assets could materially adversely affect an investment in UNL’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in UNL could be lost.
●	Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of UNL’s investments.
●	An investment in UNL may provide little or no diversification benefits. Thus, in a declining market, UNL may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in UNL while incurring losses with respect to other asset classes.
●	Historical performance of UNL and the Benchmark Futures Contracts is not indicative of future performance.
●	The market price at which investors buy or sell shares may be significantly less or more than NAV.
●	Daily percentage changes in UNL’s NAV may not correlate with daily percentage changes in the average of the prices of the Benchmark Futures Contracts.

●	Daily percentage changes in the price of the Benchmark Futures Contracts may not correlate with daily percentage changes in the spot price of natural gas.
●	An investment in UNL is not a proxy for investing in the natural gas markets, and the daily percentage changes in the price of the Benchmark Futures Contracts, or the NAV of UNL, may not correlate with daily percentage changes in the spot price of natural gas.
●	Natural forces in the natural gas futures market known as “backwardation” and “contango” may increase UNL’s tracking error and/or negatively impact total return.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts, which means that changes in the price of shares could substantially vary from the changes in the price of the Benchmark Futures Contract.
●	Risk mitigation measures imposed by UNL’s FCMs have the potential to cause tracking error by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts and other Futures Contracts, which means that changes in the price of UNL’s shares could substantially vary from changes in the price of the Benchmark Futures Contracts.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated for U.S. federal income tax purposes, and UNL could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by UNL in allocating those items, with potential adverse consequences for an investor.
●	UNL could be treated as a corporation for U.S. federal income tax purposes, which may substantially reduce the value of the shares.
●	UNL is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UNL has a more complex tax treatment than traditional mutual funds.
●	If UNL is required to withhold tax with respect to any non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact of changes in U.S. federal income tax laws on UNL is uncertain.
●	UNL will be subject to credit risk with respect to counterparties to OTC contracts entered into by UNL or held by special purpose or structured vehicles.
●	Valuing OTC derivatives may be less certain than actively traded financial instruments.

Fees of UNL

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
BNY Mellon, Custodian and Administrator(2)

Provides custody, fund accounting fund administration and transfer agency services to UNL and the Related Public Funds’ based on average AUM. The annual fees for UNL and the combined Related Public Funds’ may range from $0.4 million to $2.4 million depending on average AUM for any given year.

ALPS Distributors - Marketing Agent(2)	0.06% on UNL’s assets up to $3 billion and 0.04% on UNL’s assets in excess of $3 billion through September 30, 2022 and commencing October 1, 2022, 0.025% on UNL’s total net assets.

(1)USCF pays this compensation.

(2)BNY Mellon has served as the Custodian and Administrator of UNL since April 1, 2020.

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
ADM Investor Services, Futures Commission Merchant
Marex Capital Markets, Inc., Futures Commission Merchant
MFUSA, Futures Commission Merchant
(3)	UNL pays this compensation.

New York Mercantile Exchange Licensing Fee(4) – 0.015% on all net assets.

(4)

Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. UNL is responsible for its pro rata share of the assets held by UNL and the Related Public Funds, other than BNO, USCI and CPER.

Expenses Paid or Accrued by UNL from Inception through December 31, 2023 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$2,082,266
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$89,582
Other Amounts Paid or Accrued(5):	$2,039,060
Total Expenses Paid or Accrued:	$4,210,908
Expenses Waived(6):	$(1,607,792)
Total Expenses Paid or Accrued Excluding Expenses Waived(8) :	$2,603,116
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

Expenses Paid or Accrued by UNL from Inception through December 31, 2023 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of
Expenses:	Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.74% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.03% annualized
Other Amounts Paid or Accrued(7):	0.61% annualized
Total Expenses Paid or Accrued:	1.38% annualized
Expenses Waived(8):	(0.45)% annualized
Total Expenses Paid or Accrued Excluding Expenses Waived(10) :	0.93% annualized
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

Other Fees. UNL also pays the fees and expenses associated with its audit, professional fees, and tax accounting and reporting requirements. These fees were $168,584 for the fiscal year ended December 31, 2023. In addition, UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2023 were approximately $1,210,000 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2023 was $17,277.

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

Calculating Per Share NAV

UNL’s per share NAV is calculated by:

●	Taking the current market value of its total assets;
●	Subtracting any liabilities; and
●	Dividing that total by the total number of outstanding shares.

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

UNL reserves the right to adjust the share price of UNL in the future to maintain convenient trading ranges for investors. Any adjustments would be accomplished through stock splits or reverse stock splits. Such splits would decrease (in the case of a split) or increase (in the case of a reverse split) the proportionate NAV per share, but would have no effect on the net assets of UNL or the proportionate voting rights of shareholders or limited partners.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of UNL (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by UNL, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $350 to UNL for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with UNL in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UNL or USCF, and no such person will have any obligation or responsibility to UNL or USCF to affect any sale or resale of shares. As of December 31, 2023, 8 Authorized Participants had entered into agreements with USCF on behalf of UNL. During the year ended December 31, 2023, UNL issued 25 Creation Baskets and redeemed (16) Redemption Baskets.

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

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the limited partners or shareholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of UNL’s assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating UNL’s positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an OTC contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the per share NAV of UNL at the time the Authorized Participant purchased the Creation Baskets and the per share NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Futures Contract market and the market for Other Natural Gas-Related Investments.

Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with UNL in exchange for baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either UNL or USCF, and no such person has any obligation or responsibility to USCF or UNL to affect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including, among other things, the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Futures Contracts market and the market for Other Natural Gas-Related Investments. In addition, while UNL’s shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Futures Contracts and Other Natural Gas-Related Investments traded on the NYMEX may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, particularly if UNL has invested in Futures Contracts and Other Natural Gas-Related Investments traded on the NYMEX, trading spreads, and the resulting premium or discount, on the shares may widen.

Use of Proceeds

USCF causes UNL to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest UNL’s assets in Natural Gas-Interests and investments in Treasuries, cash and/or cash equivalents. When UNL purchases a Futures Contract and certain exchange-traded Other Natural Gas-Related Investments, UNL is required to deposit typically 5% to 30% with the selling FCMs on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Natural Gas Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in OTC contracts will generally impose similar collateral requirements on UNL. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

●	held on deposit with the FCMs or other custodian;
●	used for other investments, and
●	held in bank accounts to pay current obligations and as reserves.

An FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to USO to hold trading positions at any time. The percentage of assets committed as margin may be substantially more, or less, than 5% to 30% range described above. Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC contracts based on changes in the value of the Natural Gas Interest. Furthermore, ongoing collateral requirements with respect to OTC contracts are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under a Natural Gas Interests, and each party’s creditworthiness. Margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held. In light of the differing requirements for initial payments under exchange-traded and OTC contracts and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of UNL’s assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by UNL will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for UNL’s benefit.

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

Regulation exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, certain regulatory requirements applicable to swaps (such as clearing and margin). The exemption does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps, and non-deliverable forwards.

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

The Benchmark Futures Contracts are subject to position limits under the Position Limits Rule, and UNL’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could limit UNL’s ability to invest in the Benchmark Futures Contracts and thereby could negatively impact the ability of UNL to meet its investment objective.

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

UNL is not a Swap Entity under the Margin Rules, but is a financial end-user. Accordingly, UNL will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, UNL does not have material swaps exposure and, accordingly, will not be subject to the initial margin requirements of the Margin Rules.

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

Item 1A. Risk Factors.

*USCF to modify as necessary given regulation S-K updates.

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and UNL’s financial statements and the related notes.

UNL’s investment objective is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), plus interest earned on UNL’s collateral holdings, less UNL’s expenses. When calculating the daily movement of the average price of the 12 month contracts, each contract month is equally weighted. UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

UNL’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in natural gas and to hedge against movements in the spot price of natural gas. An investment in UNL involves investment risk similar to a direct investment in Futures Contracts and Other Natural Gas-Related Investments, but it is not a proxy for trading directly in the natural gas market. Investing in UNL also involves correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of natural gas will have an efficient hedge only if the price they pay for their shares closely correlates with the price of natural gas. In addition to investment risk and correlation risk, an investment in UNL involves tax risks, OTC risks and other risks.

Investment Risk

The NAV of UNL’s shares relates directly to daily changes in the average of the prices of the price Benchmark Futures Contracts and other assets held by UNL and fluctuations in the prices of these assets could materially adversely affect an investment in UNL’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in UNL could be lost.

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

Economic conditions impacting natural gas. The demand for natural gas correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on natural gas demand and therefore, may have an adverse impact on natural gas prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts, war (such as the current war between Russia and Ukraine), pandemics (e.g., COVID-19), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for natural gas. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g., pandemics such as COVID-19) that impair the functioning of financial markets and institutions also may adversely impact the demand for natural gas.

Other natural gas demand-related factors. Other factors that may affect the demand for natural gas and therefore its price, include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for natural gas associated with heating; increased competitiveness of alternative energy sources that have so far generally not been competitive with natural gas without the benefit of government subsidies or mandates; and changes in technology or consumer preferences that alter fuel choices, such as toward alternative fueled vehicles or electric transportation and broad-based changes in personal income levels.

Other natural gas supply-related factors. Natural gas prices also vary depending on a number of factors affecting supply, including geopolitical risk associated with wars (such as the current war between Russia and Ukraine), terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing that can adversely affect natural gas trade flows by limiting or disrupting trade between countries or regions. For example, increased supply from the development of new natural gas sources and technologies to enhance recovery from existing sources tends to reduce natural gas prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or manufacturing capacity may impact the supply of natural gas. Natural gas supply levels can also be affected by factors that reduce available supplies, such as the geopolitical risk associated with wars, terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing that can adversely affect natural commodity trade flows by limiting or disrupting trade between countries or regions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the natural gas industry to find, produce, and transport natural gas, which in turn, may affect the supply of and demand for natural gas.

Other factors impacting the natural gas market. The supply of and demand for natural gas may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by the development of alternative energy sources.

Price volatility may possibly cause the total loss of your investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in UNL. Significant market volatility has recently occurred in the commodities markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia and Ukraine, and continuing disputes among oil-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNL and the impact of which could limit UNL’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contracts. In such a circumstance, UNL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Natural-Gas Related Investments.

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

The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to Russia’s invasion of Ukraine, and additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) will adversely impact the economies of Russia and Ukraine, and certain sectors of each country’s economy may be particularly affected, including but not limited to, financial services, energy, metals and mining, engineering and defense and defense-related materials sectors. Among other things, the extent and duration of the military action, the responses of countries and political bodies to Russia’s actions, including sanctions, future market or supply disruptions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the markets for natural gas including the price of natural gas futures, and the NAV or share price of UNL.

A resolution to the war in Ukraine also could impact the markets for certain commodities, and may have collateral impacts, including increased volatility, and cause disruptions to the availability of certain commodities, commodity and futures prices and the supply chain globally. The longer-term impact on natural gas and natural gas futures prices, including the price of natural gas and the prices of the Benchmark Futures Contracts, is difficult to predict and depends on a number of factors that may have a negative impact on UNL in the future.

Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of UNL’s investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The spread of COVID-19 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 had a material adverse impact on the natural gas markets and natural gas futures markets to the extent economic activity and the use of natural gas continues to be curtailed, which in turn had a significant adverse effect on the prices of Futures Contracts, including the Benchmark Futures Contracts and Other Natural Gas- Related Investments.

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

Past performance of UNL or the Benchmark Futures Contracts is not necessarily indicative of future results. Therefore, past performance of UNL or the Benchmark Futures Contracts should not be relied upon in deciding whether to buy shares of UNL.

Correlation Risk

An investment in UNL may provide little or no diversification benefits. Thus, in a declining market, UNL may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in UNL while incurring losses with respect to other asset classes.

Investors purchasing shares to hedge against movements in the price of natural gas will have an efficient hedge only if the price investors pay for their shares closely correlates with the price of natural gas. Investing in UNL’s shares for hedging purposes includes the following risks:

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

UNL’s NAV per share will change throughout the day as fluctuations occur in the market value of UNL’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares, which is also the price shares can be redeemed with UNL by Authorized Participants in Redemption Baskets. Generally, price differences may relate to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of natural gas and the Benchmark Futures Contracts at any point in time. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that. For example, a shortage of UNL shares in the market and other factors could cause UNL’s shares to trade at a premium. Investors should be aware that such premiums can be transitory. To the extent an investor purchases shares that include a premium (e.g., because of a shortage of shares in the market due to the inability of Authorized Participants to purchase additional shares from UNL that could be resold into the market) and the cause of the premium no longer exists causing the premium to disappear (e.g., because more shares are available for purchase from UNL by Authorized Participants that could be resold into the market) such investor’s return on its investment would be adversely impacted due to the loss of the premium.

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

Daily percentage changes in the average of the prices of the Benchmark Futures Contracts may not correlate with daily percentage changes in the spot price of natural gas.

The correlation between changes in the average of the prices of the Benchmark Futures Contracts and the spot price of natural gas may at times be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative natural gas market, supply and demand for Futures Contracts (including the Benchmark Futures Contract) and Other Natural Gas-Related Investments, and technical influences in natural gas futures trading.

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

UNL’s Benchmark Futures Contracts consist of the near month contract to expire and the 11 following months, which are changed to the next month contract to expire and the 11 following months during one day each month. In the event of a natural gas futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the Benchmark Futures Contracts would tend to rise as it approaches expiration. Conversely, in the event of a natural gas futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the benchmark contracts would tend to decline as it approaches expiration.

When compared to the total return of other price indices, such as the spot price of natural gas, the impact of backwardation and contango may cause the total return of UNL’s per share NAV to vary significantly. Moreover, absent the impact of rising or falling natural gas prices, a prolonged period of contango could have a significant negative impact on UNL’s per share NAV and total return and investors could lose part or all of their investment.

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

Volatility in the natural gas market was also elevated, but it did not reach the same extreme levels as the volatility in the oil futures market did. It is possible that the Benchmark Futures Contracts may experience periods of super contango negative prices in the future. In any such a circumstance, UNL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contract and/or Other Natural-Gas Related Investments.

When compared to the total return of other price indices, such as the spot price of natural gas, the impact of backwardation and contango may cause the total return of UNL’s per share NAV to vary significantly. Moreover, absent the impact of rising or falling natural gas prices, a prolonged period of contango could have a significant negative impact on UNL’s per share NAV and total return and investors could lose part or all of their investment.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K for a discussion of the potential effects of contango and backwardation.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts, which means that changes in the price of shares could substantially vary from the changes in the price of the Benchmark Futures Contracts.

Designated contract markets, such as the NYMEX, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UNL is not) may hold, own or control. These levels and position limits apply to the futures contracts that UNL invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures may also set daily price limits on futures contracts. The daily price flucuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in a Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, ICE Futures maintains the same accountability levels, position limits and monitoring authority for its futures contracts for natural gas as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL could be ordered to reduce its aggregate net futures contracts back to the accountability level. The foregoing accountability levels and position limits are subject to change. As of December 31, 2023, UNL held 589 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the year ended December 31, 2023, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels.

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

The Benchmark Futures Contracts are subject to position limits under the Position Limits Rule, and UNL’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could inhibit UNL’s ability to invest in the Benchmark Futures Contracts and thereby could negatively impact the ability of UNL to meet its investment objective.

All of these limits may potentially cause a tracking error between the price of UNL’s shares and the average of the prices of the Benchmark Futures Contracts. This may in turn prevent investors from being able to effectively use UNL as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas.

UNL has not limited the size of its offering and intends to utilize substantially all of its proceeds to purchase Futures Contracts and Other Natural Gas-Related Investments to the extent possible. If UNL encounters accountability levels, position limits (including those set by the Position Limits Rule), or price fluctuation limits for Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on other exchanges that trade listed natural gas futures or enter into swaps or other permitted investments to meet its investment objective. In addition, if UNL exceeds accountability levels on either the NYMEX or ICE Futures, and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of UNL’s shares and the average of the prices of the Benchmark Futures Contracts.

Risk mitigation measures that could be imposed by UNL’s FCMs have the potential to cause tracking error by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts and other Futures Contracts, which means that the changes the price of UNL’s shares could substantially vary from the price of the Benchmark Futures Contracts.

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

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of UNL’s taxable income, without regard to whether they receive distributions or the amount or value of any such distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed with respect to such shares.

An investor’s allocable share of taxable income or loss may differ from economic income or loss on the shares.

Due to the application of the assumptions and conventions applied by UNL in making allocations for tax purposes and other factors, an investor’s allocable share of UNL’s income, gain, deduction, loss, or credit may be different than economic profit or loss from the shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, for U.S. federal income tax purposes, and UNL could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by UNL in allocating those items, with potential adverse consequences for an investor.

The U.S. federal income tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as UNL is in many respects uncertain. UNL applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. It is possible that the IRS could successfully challenge the application by UNL of these assumptions and conventions as not fully complying with all aspects of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable U.S. Treasury Regulations, which would require UNL to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended U.S. federal income tax return and to pay additional taxes, plus deficiency interest, and may be subject to penalties.

UNL may be liable for U.S. federal income tax on any “imputed underpayment” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed underpayment generally includes increases in allocations of items of income or gain to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If UNL is required to pay any U.S. federal income taxes on any imputed underpayment, the resulting tax liability would reduce the net assets of UNL and would likely have an adverse impact on the value of the shares. Under certain circumstances, UNL may be eligible to make an election to cause the investors to take into account the amount of any imputed underpayment, including any associated interest and penalties. The ability of a publicly traded partnership such as UNL to elect this treatment is uncertain. If the election is made, UNL would be required to provide investors who owned beneficial interests in the shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued.

UNL could be treated as a corporation for U.S. federal income tax purposes, which may substantially reduce the value of the shares.

UNL has received an opinion of counsel that, under current U.S. federal income tax laws, UNL will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of UNL’s annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income; (ii) UNL is organized and operated in accordance with its governing agreements and applicable law; and (iii) UNL does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although USCF anticipates that UNL has satisfied and will continue to satisfy the “qualifying income” requirement for all taxable years, that result cannot be assured. UNL has not requested and will not request any ruling from the IRS with respect to its classification as a partnership for U.S. federal income tax purposes. If the IRS were to successfully assert that UNL is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses, deductions, and credits proportionately to its shareholders, UNL would be subject to U.S. federal income tax imposed at the corporate flat rate of 21% on its net income for the year. In addition, although USCF does not currently intend to make distributions with respect to UNL shares, if UNL were treated as a corporation for U.S. federal income tax purposes, any distributions made with respect to UNL shares would be taxable to shareholders as dividend income to the extent of UNL’s current and accumulated earnings and profits. Taxation of UNL as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

UNL is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UNL has a more complex tax treatment than traditional mutual funds.

UNL is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and is treated as a partnership for U.S. federal income tax purposes. No U.S. federal income tax is paid by UNL on its income. Instead, UNL will furnish shareholders each year with tax information on IRS Schedules K-1 and/or K-3 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss, deduction and credit of UNL.

These amounts must be reported without regard to the amount of cash or value of property the shareholder receives (if any) as a distribution from UNL during the taxable year. A shareholder, therefore, may be allocated income or gain by UNL but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

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

In general, legislative or other actions relating to U.S. federal income taxes could have a negative effect on UNL or its investors. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. At this time, we cannot predict with certainty how the tax provisions of the IRA or any other proposed or future tax legislation might affect UNL, its investors, or UNL’s investments. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

OTC Contract Risk

UNL will be subject to credit risk with respect to counterparties to OTC contracts entered into by UNL or held by special purpose or structured vehicles.

UNL faces the risk of non-performance by the counterparties to the OTC contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to UNL, in which case UNL could suffer significant losses on these contracts. The two-way margining requirements imposed by U.S. regulators are intended to mitigate this risk.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, UNL may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. UNL may obtain only limited recovery or may obtain no recovery in such circumstances.

UNL mitigates these risks by typically entering into transactions only with major, global financial institutions.

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

Although permitted to do so under its LP Agreement, UNL has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, UNL’s investments will take into account the need for UNL to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UNL becoming leveraged. If market conditions require it, UNL may implement risk reduction procedures, which may include changes to UNL’s investments, and such changes may occur on short notice.

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

UNL is not actively managed by conventional methods. Accordingly, if UNL’s investments in Natural Gas Interests are declining in value, in the ordinary course, UNL will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out its positions in Futures Contracts and other permitted investments (i) in connection with the monthly change in the Benchmark Futures Contracts or (ii) when UNL otherwise determines it would be appropriate to do so, e.g., due to regulatory requirements or risk mitigation measures, or (iii) to avoid UNL becoming leveraged, and it reinvests the proceeds in new Futures Contracts or Other Natural Gas-Related Investments to the extent possible. USCF will seek to cause the NAV of UNL’s shares to track the Benchmark Futures Contracts during periods in which its price is flat or declining as well as when the price is rising.

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

UNL may not meet the listing standards of NYSE Arca, which could adversely impact an investor’s ability to sell shares.

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

USCF’s Board of Directors currently consists of four Management Directors, who are also executive officers or employees of USCF, and three Non-Management Directors, who are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of USCF Investments, Inc. (“USCF Investments”), formerly Wainwright Holdings, Inc., which is the sole member of USCF. The sole shareholder of USCF Investments is The Marygold Companies, Inc., formerly Concierge Technologies, Inc., (“Marygold”), a company publicly traded under the ticker symbol “MGLD.” Mr. Nicholas D. Gerber, along with certain of his family members and certain other shareholders, owns the majority of the shares in Marygold, which is the sole shareholder of USCF Investments, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of USCF Investments to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and UNL, including their regulatory obligations.

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

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, the SEC, CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Further, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on UNL is impossible to predict, but it could be substantial and adverse. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on UNL, please see “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K.

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

USCF serves as the general partner or sponsor to each of UNL and the Related Public Funds. USCF may have a conflict to the extent that its trading decisions for UNL may be influenced by the effect they would have on the other funds it manages. By way of example, if, as a result of reaching position limits imposed by the NYMEX, UNL purchased Futures Contracts, this decision could impact UNL’s ability to purchase additional Futures Contracts if the number of contracts held by funds managed by USCF reached the maximum allowed by the NYMEX. Similar situations could adversely affect the ability of Related Public Funds to track their benchmark futures contract(s).

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

UNL may terminate at any time, regardless of whether UNL has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNL, UNL’s FCMs, counterparties or other market participants), that would lead UNL to determine that it could no longer foreseeably meet its investment objective or that UNL’s aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of UNL unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal, or removal of USCF as the general partner of UNL could cause UNL to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate UNL. UNL’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

UNL may determine that, to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective, it may limit its offers of Creation Baskets.

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

If such a determination is made, the same consequences associated with a suspension of the offering of Creation Baskets, as described in the foregoing risk factor, “The suspension in the ability of Authorized Participants to purchase Creation Baskets could cause UNL’s NAV to differ materially from its trading price,” could also occur as a result of UNL determining to limit the offering of creation baskets.

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

UNL invests in government money market funds. Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and UNL may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation (“the FDIC”), or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. UNL cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

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

USCF and USCF’s directors and certain of its officers are currently subject to litigation. Estimating an amount or range of possible losses resulting from litigation proceedings to USCF is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against USCF. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting therefrom. In light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect USCF’s financial condition, results of operations or cash flows in any particular reporting period. In addition, litigation could result in substantial costs and divert USCF’s management’s attention and resources from conducting USCF’s operations, including the management of UNL and the Related Public Funds. For more information, see “Item 3. Legal Proceedings” in this annual report on Form 10-K.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

In general, cybersecurity incidents can result from deliberate attacks or unintentional events such as a cyber-attack against USCF, a natural catastrophe, an industrial accident, failure of UNL’s disaster recovery systems, or consequential employee error. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of a fund’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of fund shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

Risk Management

UNL does not have computer systems or networks. Pursuant to the terms of the LP Agreement, UNL's affairs are managed by USCF. USCF has implemented an information security program that is focused on ensuring the security and protection of computer systems and oversight of third-party service providers. This program includes specific provisions pertaining to data security and the security of information that, if disclosed, could have detrimental effects on UNL. Such provisions relate to the handling of information and computers, as well as the protection of computer systems and software from unauthorized persons. As needed, but no less frequently than annually, USCF evaluates its cybersecurity risk profile in accordance with its compliance policies and procedures. The risk assessment aims to confirm that USCF's policies are being followed and enforced, and to identify risks that may have otherwise been unknown. To mitigate the risk from third parties, USCF conducts due diligence on its critical third-party service providers with respect to (1) the cybersecurity programs and policies that they have in place as well as how they safeguard sensitive information, and (2) how those programs and policies apply to customers, including USCF and UNL.

USCF's procedures include guidance for determining the materiality of cybersecurity incidents, including with respect to cybersecurity incidents experienced by third-party service providers. Such determinations are made by USCF's senior management, including its Chief Executive Officer, which uses both qualitative and quantitative factors in assessing the material impact of an incident. The factors include the functional impact, the information impact, costs, the observed activity, the location of observed activity, actor characterization, and recoverability of information. As of the date of this report, USCF is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect UNL, including its business strategy, results of operations, or financial condition.

Governance

The Director of Compliance, as identified below, provides regular reports to USCF's Board of Directors on developments to the information security and cybersecurity risks facing UNL. Reports will include, among other things, an overview of the controls and procedures related to assessing, identifying, and managing risks related to cybersecurity threats, oversight of third-party service providers and related cybersecurity threats, and management's evaluation of cybersecurity risks material to UNL.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

From time to time, UNL may be involved in legal proceedings arising primarily from the ordinary course of its business. UNL is not currently party to any material legal proceedings. In addition, USCF, as the general partner of UNL and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, neither UNL nor USCF is currently party to any material legal proceedings.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Price Range of Shares

UNL’s shares have traded on the NYSE Arca under the symbol “UNL” since November 18, 2009 As of December 31, 2023, UNL had approximately 4,200 holders of shares.

Dividends

UNL has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 5 baskets (comprising 250,000 shares) and 16 baskets (comprising 800,000 shares) for the three and twelve months ended December 31, 2023, respectively. The following table summarizes the redemptions by Authorized Participants during the three months ended December 31, 2023:

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
10/1/23 to 10/31/23	200,000	$11.08
11/1/23 to 11/30/23	50,000	9.98
12/1/23 to 12/31/23	—	—
Total	250,000

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the United States 12 Month Natural Gas Fund, LP (“UNL”) included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UNL’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. UNL believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; market volatility in the natural gas markets and futures markets, in part attributable to the COVID-19 pandemic in February 2020, the Russia-Ukraine war and conflicts in the Middle East. Forward-looking statements, which involve assumptions and describe UNL’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UNL cannot assure investors that the projections included in these forward-looking statements will come to pass. UNL’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

UNL invests primarily in natural gas futures contracts that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) swaps that are based on the price of natural gas, crude oil, other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K.

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

Exchange Accountability Levels, Position Limits and Price Fluctuation Limits

Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UNL is not) may hold, own or control. These levels and position limits apply to the futures contracts that UNL invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures may also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for natural gas contracts. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. The foregoing accountability levels and position limits are subject to change. As of December 31, 2023, UNL held 589 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the year ended December 31, 2023, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because of UNL’s investment strategy. UNL’s investment strategy is to invest in 12 consecutive months of futures contracts on natural gas as traded on the NYMEX, comprised of the near month contract to expire and the contracts for the following 11 months. UNL “rolls” the near-month futures contracts in its portfolio when the near month futures contract is within two weeks of expiration. For the year ended December 31, 2023, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

Price Movements

Natural gas futures prices were volatile during the year ended December 31, 2023. The average price of the Benchmark Futures Contracts started the year at $4.296 per million British thermal shares (“MMBtu”). The high of the year was on December 30, 2022 when the price of the Benchmark Futures Contracts reached $4.296 per MMBtu. The low of the year was on December 12, 2023 when the price dropped to $2.482 per MMBtu. The year ended with the Benchmark Futures Contracts at $2.769 per MMBtu, a decrease of approximately (35.54)% over the year. UNL’s per share NAV began the year at $17.24 and ended the year at $8.58 on December 31, 2023, a decrease of approximately (50.23)% over the year. The Benchmark Futures Contracts prices listed above began with the February 2023 to January 2024 contracts and ended with the February 2024 to January 2025 contracts. The decrease of approximately (35.54)% on the Benchmark Futures Contracts listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the year ended December 31, 2023, the natural gas futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of December 31, 2023, UNL had issued 10,100,000 shares, 1,900,000 of which were outstanding. On April 26, 2022, the SEC declared effective the registration statement filed by UNL that registered an unlimited number of shares. As a result, UNL has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UNL than are outstanding due to the redemption of shares.

As of December 31, 2023, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets, Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Americas LLC.

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	Year ended	Year ended
	December 31,	December 31,
	2023	2022
Per share net asset value, end of year	$8.58	$17.24
Average daily total net assets	$17,468,706	$35,502,209
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$845,458	$565,726
Annualized yield based on average daily total net assets	4.84%	1.59%
Management fee	$131,022	$266,267
Total fees and other expenses excluding management fees	$194,426	$216,829
Total amount of the expense waiver	$168,223	$163,576
Expenses before the allowance of the expense waiver	$325,448	$483,096
Expenses after the allowance of the expense waiver	$157,225	$319,520
Total commissions accrued to brokers	$5,945	$8,670
Total commissions as annualized percentage of average total net assets	0.03%	0.02%

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

The decrease in the per share NAV for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due primarily to lower prices for natural gas and the related decrease in the value of the Natural Gas Futures Contracts in which UNL held and traded.

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2023, compared to the year ended December 31, 2022. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the year ended December 31, 2023, compared to the year ended December 31, 2022. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2023, compared to the year ended December 31, 2022 was due primarily to a decrease in reporting costs and professional fees.

The decrease in total commissions accrued to brokers for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2023, the average daily change in the average of the prices of the Benchmark Futures Contracts was (0.781)%, while the average daily change in the per share NAV of UNL over the same time period was (0.762)%. The average daily difference was 0.019% (or 1.9 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to December 31, 2023, the average daily change in the average price of the Benchmark Futures Contracts was (0.030)%, while the average daily change in the per share NAV of UNL over the same time period was (0.029)%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first chart below shows the daily movement of UNL’s per share NAV versus the daily movement of the Benchmark Futures Contracts for the 30 valuation day period ended December 31, 2023, the last trading day in December. The second chart below shows the monthly total returns of UNL as compared to the monthly value of the Benchmark Futures Contracts for the five years ended December 31, 2023.

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

For the year ended December 31, 2023, the actual total return of UNL as measured by changes in its per share NAV was (50.23)%. This is based on an initial per share NAV of $17.24 as of December 31, 2022 and an ending per share NAV as of December 31, 2023 of $8.58. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $8.24 as of December 31, 2023, for a total return over the relevant time period of (52.20)%. The difference between the actual per share NAV total return of UNL of (50.23)% and the expected total return based on the Benchmark Futures Contracts of (52.20)% was a difference over the time period of 1.97%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the year ended December 31, 2022, the actual total return of UNL as measured by changes in its per share NAV was 47.98%. This was based on an initial per share NAV of $11.65 as of December 31, 2021 and an ending per share NAV as of December 31, 2022 of $17.24. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $17.13 as of December 31, 2022, for a total return over the relevant time period of 47.04%. The difference between the actual per share NAV total return of UNL of 47.98% and the expected total return based on the Benchmark Futures Contracts of 47.04% was a difference over the time period of 0.94%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

There are three factors that typically have impacted or are most likely to impact UNL’s ability to accurately track Benchmark Futures Contracts in addition to the foregoing.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the average price of the Benchmark Futures Contracts. During the year ended December 31, 2023, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the average of the prices of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2023. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to rise over the near term from historical lows. It is anticipated that fees and expenses paid by UNL may continue to be higher than interest earned by UNL. As such, USCF anticipates that UNL could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Futures Contracts. During the year ended December 31, 2023, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between December 31, 2013 and December 31, 2023. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the twelve months ended December 31, 2023, the price of the front month natural gas futures contract traded in a range between $1.991 and $4.475. Prices decreased (43.82)% from December 31, 2022 through December 31, 2023, finishing the quarter at $2.514. The number of rigs dedicated to natural gas production fell from 156 at the start of the year to 120 by the end of the year. Natural Gas stored in the United States stood at 3,476 billion cubic feet as of December 31, 2023, about 18.9% higher than the same time last year. While both domestic demand and U.S. exports of natural gas have generally increased over the last five years, a milder-than-forecast winter in Europe contributed to a steep reversion in prices from 2022, when the market expected natural gas shortages in parts of Europe as a result of the Russia-Ukraine war. A mild winter in parts of the U.S. as well as a decline in demand for industrial use also contributed to price declines during the first quarter of 2023. Reduced demand led to an increasing amount of natural gas in storage relative to prior years. After the steep selloff in Q1, prices recovered somewhat between March and November of 2023. However, the surplus of natural gas in storage relative to prior years increased in the fourth quarter of 2023, which led to a decrease in prices.

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

For the ten-year time period between December 31, 2013 and December 31, 2023, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

Natural Gas - 10 Years

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large		Global
	Cap US	US Gov’t	Equities
	Equities	Bonds	(FTSE			Unleaded
Correlation Matrix 10 Years	(S&P 500)	(BEUSG4 Index)	World Index)	Crude Oil	Heating Oil	Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.090	0.978	0.357	0.206	0.468	0.106
US Gov’t Bonds (BEUSG4 Index)		1.000	0.099	(0.260)	(0.404)	(0.200)	(0.177)
Global Equities (FTSE World Index)			1.000	0.409	0.254	0.515	0.066
Crude Oil				1.000	0.745	0.752	0.062
Heating Oil					1.000	0.644	0.116
Unleaded Gasoline						1.000	0.088
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

Natural Gas - 1 Year

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large		Global
	Cap US	US Gov’t	Equities
	Equities	Bonds	(FTSE			Unleaded
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	World Index)	Crude Oil	Heating Oil	Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.750	0.982	(0.068)	0.005	0.474	(0.182)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.788	(0.237)	(0.273)	0.387	(0.562)
Global Equities (FTSE World Index)			1.000	(0.018)	0.013	0.482	(0.303)
Crude Oil				1.000	0.826	0.292	0.090
Heating Oil					1.000	0.390	0.089
Unleaded Gasoline						1.000	(0.453)
Natural Gas							1.000
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

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The comparison of the fiscal years ended December 31, 2022 and 2021 can be found in UNL’s annual report on Form 10-K for the fiscal year ended December 31, 2022 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the year ended December 31, 2023, UNL’s expenses, pre and post expense waiver, did not exceed the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2023, UNL did not use other assets to pay expenses, post expense waiver. To the extent income exceeds expenses, UNL’s NAV will be positively impacted.

Although permitted to do so under its Limited Partnership Agreement, UNL has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, UNL’s investment decisions will take into account the need for UNL to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UNL becoming leveraged. If the market conditions require it, these risk reduction procedures, including changes to UNL’s investments, may occur on short notice.

UNL does not and will not borrow money or use debt to satisfy its margin or collateral obligations in respect of its investments, but it could become leveraged if UNL were to hold insufficient assets that would allow it to meet not only the current, but also future, margin or collateral obligations required for such investments. Such a circumstance could occur if UNL were to hold assets that have a value of less than zero.

USCF endeavors to have the value of UNL’s Treasuries, cash and cash equivalents, whether held by UNL or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its natural gas Futures Contracts and Other Natural Gas-Related Investments.

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2023, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

UNL may terminate at any time, regardless of whether UNL has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNL, UNL’s FCMs, counterparties or other market participants) that would lead UNL to determine that it could no longer foreseeably meet its investment objective or that UNL’s aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of UNL unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal or removal of USCF as the general partner of UNL could cause UNL, to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate UNL. UNL’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

In the future UNL may purchase OTC swaps, see “Item 3 Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2023, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $20,591,178 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2023, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

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

Contractual Obligations

UNL’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of UNL’s NAV, currently 0.75%.

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

As of December 31, 2023, UNL’s portfolio consisted of 589 Natural Gas Futures NG contracts traded on the NYMEX. As of December 31, 2023, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.uscfinvestments.com.

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

Item 8. Financial Statements and Supplementary Data.

United States 12 Month Natural Gas Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UNL’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2023, UNL’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States 12 Month Natural Gas Fund, LP

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition, including the schedule of investments, of United States 12 Month Natural Gas Fund, LP (the “Fund”) as of December 31, 2023, the related statements of operations, changes in partners’ capital, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and the results of its operations, changes in partners' capital, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Fund’s financial statements for the years ended December 31, 2022, and prior, were audited by other auditors whose report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our procedures included confirmation of securities owned as of December 31, 2023, by correspondence with the custodian and broker. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Fund’s auditor since 2023.

/s/ Cohen & Company, Ltd.

Philadelphia, Pennsylvania

March 8, 2024

ar
SPICER JEFFRIES LLP
Certified Public Accountants

4601 DTC BOULEVARD • SUITE 700
DENVER, COLORADO 80237
TELEPHONE: (303) 753-1959
FAX: (303) 753-0338
www.spicerjeffries.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States 12 Month Natural Gas Fund, LP

Opinions on the Financial Statements

We have audited the accompanying statement of financial condition of United States 12 Month Natural Gas Fund, LP (the “Fund”) as of December 31, 2022, including the schedule of investments as of December 31, 2022, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States 12 Month Natural Gas Fund, LP as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Spicer Jeffries LLP

Denver, Colorado

March 8, 2024

United States 12 Month Natural Gas Fund, LP

Statements of Financial Condition

At December 31, 2023 and December 31, 2022

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $14,477,947 and $22,036,438, respectively) (Notes 2 and 5)	$14,477,947	$22,036,438
Equity in trading accounts:
Cash and cash equivalents (at cost $6,113,231 and $11,220,362, respectively)	6,113,231	11,220,362
Unrealized gain (loss) on open commodity futures contracts	(4,450,405)	(8,419,740)
Receivable from General Partner (Note 3)	168,223	163,576
Dividends receivable	53,943	94,005
Interest receivable	18,055	7,826
Prepaid license fees	6,623	6,760
Prepaid insurance	2,121	760

Total Assets	$16,389,738	$25,109,987

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$10,902	$20,071
Professional fees payable	79,649	94,745
Brokerage commissions payable	391	391
Directors’ fees payable	2,846	2,846

Total Liabilities	93,788	118,053

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	16,295,950	24,991,934
Total Partners’ Capital	16,295,950	24,991,934

Total Liabilities and Partners’ Capital	$16,389,738	$25,109,987

Limited Partners’ shares outstanding	1,900,000	1,450,000
Net asset value per share	$8.58	$17.24
Market value per share	$8.58	$17.23

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Schedule of Investments

At December 31, 2023

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2024 contracts, expiring January 2024	$1,917,603	49	$(685,743)	(4.21)
NYMEX Natural Gas Futures NG March 2024 contracts, expiring February 2024	1,720,754	49	(580,524)	(3.56)
NYMEX Natural Gas Futures NG April 2024 contracts, expiring March 2024	1,547,869	49	(418,909)	(2.57)
NYMEX Natural Gas Futures NG May 2024 contracts, expiring April 2024	1,524,588	49	(364,268)	(2.24)
NYMEX Natural Gas Futures NG June 2024 contracts, expiring May 2024	1,578,961	49	(344,651)	(2.11)
NYMEX Natural Gas Futures NG July 2024 contracts, expiring June 2024	1,631,373	49	(331,893)	(2.04)
NYMEX Natural Gas Futures NG August 2024 contracts, expiring July 2024	1,656,713	49	(335,183)	(2.06)
NYMEX Natural Gas Futures NG September 2024 contracts, expiring August 2024	1,676,457	49	(367,177)	(2.25)
NYMEX Natural Gas Futures NG October 2024 contracts, expiring September 2024	1,699,939	50	(328,939)	(2.02)
NYMEX Natural Gas Futures NG November 2024 contracts, expiring October 2024	1,924,977	49	(410,387)	(2.52)
NYMEX Natural Gas Futures NG December 2024 contracts, expiring November 2024	2,070,081	49	(335,971)	(2.06)
NYMEX Natural Gas Futures NG January 2025 contracts, expiring December 2024	1,808,760	49	53,240	0.33
Total Open Futures Contracts*	$20,758,075	589	$(4,450,405)	(27.31)

			% of
	Shares/Principal	Market	Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.27%#	11,000,000	$11,000,000	67.50
Total United States Money Market Funds		$11,000,000	67.50

#Reflects the 7-day yield at December 31, 2023.

*Collateral amounted to $6,113,231 on open commodity futures contracts.

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

United States 12 Month Natural Gas Fund, LP

Statements of Operations

For the years ended December 31, 2023, 2022 and 2021

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(17,944,426)	$12,345,209	$2,685,138
Change in unrealized gain (loss) on open commodity futures contracts	3,969,335	(8,968,249)	570,473
Dividend income	723,226	510,818	1,802
Interest income	122,232	54,908	1,677
ETF transaction fees	6,650	9,100	3,500
Total Income (Loss)	$(13,122,983)	$3,951,786	$3,262,590

Expenses
General Partner management fees (Note 3)	$131,022	$266,267	$85,770
Professional fees	168,584	188,633	128,233
Brokerage commissions	5,945	8,670	3,199
Directors’ fees and insurance	17,277	14,201	12,755
License fees	2,620	5,325	1,716
Total Expenses	325,448	483,096	231,673
Expense waiver (Note 4)	(168,223)	(163,576)	(128,748)
Net Expenses	$157,225	$319,520	$102,925
Net Income (Loss)	$(13,280,208)	$3,632,266	$3,159,665
Net Income (Loss) per limited partner share	$(8.66)	$5.59	$3.91
Net Income (Loss) per weighted average limited partner share	$(8.61)	$2.12	$2.93
Weighted average limited partner shares outstanding	1,542,877	1,715,205	1,078,767

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Changes in Partners’ Capital

For the years ended December 31, 2023, 2022 and 2021

	Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Balances at beginning of year	$24,991,934	$16,312,586	$7,351,460
Addition of 1,250,000, 1,950,000 and 750,000 partnership shares, respectively	14,459,823	41,366,621	8,382,719
Redemption of (800,000), (1,900,000) and (300,000) partnership shares, respectively	(9,875,599)	(36,319,539)	(2,581,258)
Net income (loss)	(13,280,208)	3,632,266	3,159,665

Balances at end of year	$16,295,950	$24,991,934	$16,312,586

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Cash Flows

For the years ended December 31, 2023, 2022 and 2021

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(13,280,208)	$3,632,266	$3,159,665
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(3,969,335)	8,968,249	(570,473)
(Increase) decrease in receivable from General Partner	(4,647)	(34,828)	(68,213)
(Increase) decrease in dividends receivable	40,062	(93,733)	(263)
(Increase) decrease in interest receivable	(10,229)	(7,747)	95
(Increase) decrease in prepaid insurance	(1,361)	(315)	(349)
(Increase) decrease in prepaid license fees	137	(5,735)	(42)
Increase (decrease) in General Partner management fees payable	(9,169)	9,431	6,545
Increase (decrease) in professional fees payable	(15,096)	36,099	33,646
Increase (decrease) in directors’ fees payable	—	74	742
Net cash provided by (used in) operating activities	(17,249,846)	12,503,761	2,561,353

Cash Flows from Financing Activities:
Addition of partnership shares	14,459,823	41,366,621	8,382,719
Redemption of partnership shares	(9,875,599)	(36,319,539)	(2,581,258)
Net cash provided by (used in) financing activities	4,584,224	5,047,082	5,801,461

Net Increase (Decrease) in Cash and Cash Equivalents	(12,665,622)	17,550,843	8,362,814

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	33,256,800	15,705,957	7,343,143
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$20,591,178	$33,256,800	$15,705,957

Components of Cash, Cash Equivalents, and Equity in Trading Accounts
Cash and cash equivalents	$14,477,947	$22,036,438	$14,360,397
Equity in Trading Accounts:
Cash and cash equivalents	6,113,231	11,220,362	1,345,560
Total Cash, Cash Equivalents and Equity in Trading Accounts	$20,591,178	$33,256,800	$15,705,957

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Financial Statements

For the years ended December 31, 2023, 2022 and 2021

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

As of December 31, 2023, UNL held 589 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

Investors should be aware that UNL’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas nor is UNL’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation may impact and have impacted the total return on an investment in UNL’s shares during the past year relative to a hypothetical direct investment in natural gas and, in the future, it is likely that the relationship between the market price of UNL’s shares and changes in the spot prices of natural gas will continue to be impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of December 31, 2023, UNL had registered an unlimited number of shares and available for issuance. On April 26, 2022, the SEC declared effective the registration statement filed by UNL that registered an unlimited number of shares. As a result, UNL has an unlimited number of shares that can be issued in the form of Creation Baskets.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. UNL is an investment company for accounting purposes and follows the accounting and reporting guidance in FASB Topic 946.

Revenue Recognition

Commodity futures contracts, swap and forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for swap and forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. UNL earns income on funds held at the custodian or futures commission merchants (“FCMs”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UNL is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2023.

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

Authorized Participants pay UNL a $350 transaction fee for each order they place to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of UNL in proportion to the weighted - average number of shares each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Share NAV

UNL’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. UNL uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2023.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2023, 2022 and 2021, UNL did not incur in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2023 are estimated to be a total of $17,277 for UNL and, in the aggregate for UNL and the Related Public Funds, approximately $1,210,000. For the year ended December 31, 2022 these fees and expenses were $1,258,000 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2022 was $14,201. For the year ended December 31, 2021 these fees and expenses were $1,081,963 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2021 was $12,755.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2023, 2022 and 2021, UNL incurred $2,620, $5,325 and $1,716, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $154,634 for the year ending December 31, 2023. For the years ending December 31, 2022, and 2021 UNL’s investor reporting costs totaled $135,833 and $114,083, respectively. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 - Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the years ended December 31, 2023, 2022, and 2021 USCF waived $168,223, $163,576, and $128,748 of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 - Contracts and Agreements.

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

Brokerage and Futures Commission Merchant Agreements

UNL entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UNL’s FCM effective October 10, 2013. UNL has engaged each of Marex North America, LLC, formerly RCG Division of Marex Spectron (“MNA”), Marex Capital Markets, Inc., formerly E D & F Man Capital Markets Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”), and ADM Investor Services Inc. (ADMIS”) to serve as additional FCMs to UNL effective on May 28, 2020, June 5, 2020, December 3, 2020 and August 8, 2023, respectively. The agreements with UNL’s FCMs require the FCMs to provide services to UNL in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNL’s account. In accordance with the FCM agreements, UNL pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UNL issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UNL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNL also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Total commissions accrued to brokers	$5,945	$8,670	$3,199
Total commissions as annualized percentage of average total net assets	0.03%	0.02%	0.03%

The decrease in total commissions accrued to brokers for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due primarily to a lower number of natural gas futures contracts being held and traded.

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

Significant market volatility has recently occurred in the natural gas markets and the natural gas futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including, the Russia-Ukraine war, attacks or threats of attack by terrorists, conflicts in the Middle East, and continuing disputes among natural gas-producing countries. These and other factors could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNL and the impact of which could limit UNL’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contracts. In such a circumstance, UNL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Natural-Gas Related Investments.

All of the futures contracts held by UNL through December 31, 2023 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2023 and December 31, 2022, UNL held investments in money market funds in the amounts of $11,000,000 and $22,000,000, respectively. UNL also holds cash deposits with its custodian. As of December 31, 2023 and December 31, 2022, UNL held cash deposits and investments in Treasuries in the amounts of $9,591,178 and $11,256,800 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCMs cease operations.

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

For the year ended December 31, 2023, the monthly average volume of open future contract notional value was $23,034,410. For the year ended December 31, 2022, the monthly average volume of open future contract notional value was $31,567,823.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2023, 2022 and 2021 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Per Share Operating Performance:
Net asset value, beginning of year	$17.24	$11.65	$7.74
Total income (loss)	(8.56)	5.78	4.01
Total expenses	(0.10)	(0.19)	(0.10)
Net increase (decrease) in net asset value	(8.66)	5.59	3.91
Net asset value, end of year	$8.58	$17.24	$11.65

Total Return	(50.23)%	47.98%	50.52%

Ratios to Average Net Assets
Total income (loss)	(75.12)%	11.13%	28.53%
Management fees	0.75%	0.75%	0.75%
Total expenses excluding management fees	1.11%	0.61%	1.28%
Expense waived	(0.96)%	(0.46)%	(1.13)%
Net expense excluding management fees	0.15%	0.15%	0.15%
Net income (loss)	(76.02)%	10.23%	27.63%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UNL. Additionally, only Authorized Participants purchase and redeem shares from the Fund at the NAV per share.  Most shareholders will purchase and sell shares in the secondary market at market prices, which may differ from the NAV per share and result in a higher or lower total return.

NOTE 7 — QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2023 and 2022.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2023	2023	2023	2023
Total Income (Loss)	$(7,559,729)	$(138,182)	$(881,541)	$(4,543,531)
Total Expenses	66,569	64,670	88,460	105,749
Expense Waivers	(28,970)	(29,715)	(48,528)	(61,010)
Net Expense	37,599	34,955	39,932	44,739
Net Income (Loss)	$(7,597,328)	$(173,137)	$(921,473)	$(4,588,270)
Net Income (Loss) per Share	$(5.58)	$(0.15)	$(0.64)	$(2.29)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2022	2022	2022	2022
Total Income (Loss)	$10,187,198	$(7,376,296)	$8,500,086	$(7,359,202)
Total Expenses	72,633	146,042	165,083	99,338
Expense Waivers	(17,793)	(52,406)	(70,448)	(22,929)
Net Expense	54,840	93,636	94,635	76,409
Net Income (Loss)	$10,132,358	$(7,469,932)	$8,405,451	$(7,435,611)
Net Income (Loss) per Share	$6.26	$(0.23)	$4.34	$(4.78)

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

The following table summarizes the valuation of UNL’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$11,000,000	$11,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(4,450,405)	(4,450,405)	—	—

The following table summarizes the valuation of UNL’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$22,000,000	$22,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(8,419,740)	(8,419,740)	—	—

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	December 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2023	2022
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$(4,450,405)	$(8,419,740)

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31,		December 31,		December 31,
		2023		2022		2021
			Change in		Change in		Change in
			Unrealized	Realized	Unrealized	Realized	Unrealized
Derivatives	Location of	Realized	Gain	Gain	Gain	Gain	Gain
not	Gain (Loss)	Gain (Loss) on	(Loss) on	(Loss) on	(Loss) on	(Loss) on	(Loss) on
Accounted	on	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives
for as	Derivatives	Recognized	Recognized	Recognized	Recognized	Recognized	Recognized
Hedging	Recognized	in	in	in	in	in	in
Instruments	in Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$(17,944,426)		$12,345,209		$2,685,138

	Change in unrealized gain (loss) on open commodity futures contracts		$3,969,335		$(8,968,249)		$570,473

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

Item 9B. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended December 31, 2023.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UNL has no executive officers. Pursuant to the terms of the LP Agreement, UNL’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
John P. Love	52	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	60	Chief Financial Officer, Secretary and Treasurer
Andrew F Ngim	63	Chief Operating Officer and Portfolio Manager
Robert L. Nguyen	64	Management Director
Kathryn D. Rooney	51
Daphne G. Frydman	49	Director of Compliance
Ray W. Allen	67	Portfolio Manager
Kevin A. Baum	53	Chief Investment Officer
Gordon L. Ellis	77	Independent Director
Malcolm R. Fobes III	59	Independent Director
Peter M. Robinson	67	Independent Director

Ray W. Allen, 67, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, and (5) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019, and (6) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 53, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also serves as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, and a swap associated person since November 2020. He also is an associated person of USCF Advisers as of February 2017, and, as of June 2021, a principal and a swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds NFA Series 3 and FINRA Series 7 registrations.

Stuart P. Crumbaugh, 60, Management Director of USCF since April 2023 and Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. Also, Mr. Crumbaugh served as the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc., formerly Wainwright Holdings, Inc. (“USCF Investments”) from December 2017 to January 2024 and as a management director on the board of directors of Marygold from April 2023 to January 2024. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of USCF ETF Trust since May 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant - Michigan (inactive).

Daphne G. Frydman, 49, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is listed as a principal of USCF as of June 1, 2022. Ms. Frydman earned her JD from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

John P. Love, 52, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, and swap associated person of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 63, co-founded USCF in 2005 and has served as a Management Director from May 2005 to April 2023 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI and CPER since January 2013 and for the United States Agriculture Index Fund from January 2013 to September 2018. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017, (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, from May 2018 to present, (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present, (3) the USCF Energy Commodity Strategy Absolute Return Fund from May 2023 to present, (4) the USCF Sustainable Commodity Strategy Fund from August 9, 2023 to present, and (5) the USCF Aluminum Strategy Fund from October 6, 2023 to present. Mr. Ngim served as a Management Trustee of the USCF ETF Trust from August 2014 to August 2023. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 64, Management Director and principal since July 2015. Mr. Nguyen served on the Board of USCF Investments from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Kathryn D. Rooney, 51, Management Director of USCF since April 2023 and Chief Marketing Officer of USCF since January 2016. She also served as a member of the Board of Directors of The Marygold Companies, which is the parent of USCF Investments, Inc., from January 2017 to April 2023. USCF Investments, Inc. is the sole member of USCF. Previously, Ms. Rooney was the National Sales Director at USCF from January 2007 to December 2015. Ms. Rooney was the Director of Business Development at the Ameristock Corporation, a California-based registered investment adviser, from September 2003 to January 2007. Prior to joining the Ameristock Corporation, she was Regional Sales Director at Accessor Capital Management, a registered investment adviser that was based in Seattle, Washington, from October 2002 to August 2003, National Sales Director at ALPS Mutual Fund Services, Inc., a boutique investment services company offering outsourced back office operations and distribution services to mutual fund managers, from June 1999 to October 2002, and Trust Officer at Fifth Third Bancorp, an American bank holding company headquartered in Ohio, from June 1994 to May 1999. Additionally, Ms. Rooney has been registered as an associated person of USCF since August 2015 and from December 2005 to April 2009 and is listed as a principal of USCF effective as of April 2023. Additionally, effective as of February 2017, she is an associated person of USCF Advisers, LLC, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Rooney graduated from Wellesley College with a Bachelor of Arts in economics and psychology in June 1994.

Gordon L. Ellis, 77, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an MBA in international finance.

Malcolm R. Fobes III, 59, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 66, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, and USCF Investments, Inc., formerly Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, and Kevin A. Baum. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in UNL. Ray W. Allen makes trading and investment decisions for UNL. Ray W. Allen, Darius Coby, Seth Lancaster and Zach Sanchez execute trades on behalf of UNL. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face UNL and the Related Public Funds. USCF’s compliance policies and procedures are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by UNL, including Futures Contracts and Other Natural Gas-Related Investments such as OTC swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by UNL. The policies and procedures, among other things, provide criteria for OTC swap counterparties and documentation.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

UNL does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UNL and other entities controlled by USCF. UNL does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UNL pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.75% of average daily total net assets. For 2023, UNL accrued aggregate management fees of $131,022.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2023, by the directors of USCF. UNL’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2023 was $17,277.

Change in
Pension Value
	Fees				and
	Earned				Nonqualified
	or Paid			Non-Equity	Deferred
	in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
John P. Love	$—	NA	NA	NA	$—	$—	$—
Stuart P. Crumbaugh	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Kathryn D. Rooney	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$3,470	NA	NA	NA	$—	$—	$3,470
Gordon L. Ellis	$3,470	NA	NA	NA	$—	$—	$3,470
Malcolm R. Fobes III(1)	$4,164	NA	NA	NA	$—	$—	$4,164
(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to UNL by its independent auditors for the last two fiscal years are as follows:

	2023	2022
Audit fees	$12,500	$25,000
Audit-related fees	—	—
Tax fees	17,000	—
All other fees	5,000	—
	$34,500	$25,000

Audit fees consist of fees paid to Cohen & Company, Ltd. and Spicer Jeffries LLP for (i) the audit of UNL’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of UNL’s current reports on Form 8-K; (ii) the audit of UNL’s internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax fees consist of fees paid for professional services rendered in connection with tax compliance and partnership income tax return filings.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 73.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(6)	Third Amended and Restated Agreement of Limited Partnership.
3.3(8)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(14)	Description of Securities.
10.1(3)	Form of Authorized Participant Agreement.
10.2(4)	Marketing Agent Agreement.
10.3(5)	Amendment Agreement to the Marketing Agent Agreement.
10.4(2)	Second Amendment Agreement to the Marketing Agent Agreement.
10.4(3)	Third Amendment Agreement to the Marketing Agent Agreement.
10.5(7)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.6(9)	Form of Custody Agreement with The Bank of New York Mellon.
10.7(9)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.8(9)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon
10.9(10)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.10(11)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.11(12)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.12(13)	Form of Customer Agreement with Macquarie Futures USA LLC.
23.1(15)	Consent of Independent Registered Public Accounting Firm.
31.1(15)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(15)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(15)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(15)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
97.1(15)	Dodd-Frank Compensation Recoupment Policy.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-144409) filed on July 6, 2007.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2012, filed on March 26, 2013.

(3)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-144409) filed on November 2, 2009.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-144409) filed on September 24, 2009.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 14, 2012.
(6)	Incorporated by reference to Registrant’s report on Form 8-K filed on December 15, 2017.
(7)	Incorporated by reference to Registrant’s report on Form 8-K filed on October 24, 2011.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2015, filed on March 24, 2016.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 9, 2020.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 20, 2020.
(15)	Filed herewith.

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

Date: March 8, 2024

By:	/s/ Stuart P. Crumbaugh

Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 8, 2024

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Kathryn D. Rooney	Management Director	March 8, 2024
Kathryn D. Rooney

/s/ John P. Love	Management Director	March 8, 2024
John P. Love

/s/ Stuart P. Crumbaugh	Management Director	March 8, 2024
Stuart P. Crumbaugh

/s/ Robert L. Nguyen	Management Director	March 8, 2024
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	March 8, 2024
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 8, 2024
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 8, 2024
Malcolm R. Fobes III