Form 10-Q
period 2024-03-31
United States 12 Month Natural Gas Fund, LP
filed 2024-05-09
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024.

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

The registrant had 2,300,000 outstanding shares as of May 3, 2024.

United States 12 Month Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $15,055,290 and $14,477,947, respectively) (Notes 2 and 5)	$15,055,290	$14,477,947
Equity in trading accounts:
Cash and cash equivalents (at cost $3,957,549 and $6,113,231, respectively)	3,957,549	6,113,231
Unrealized gain (loss) on open commodity futures contracts	(1,984,757)	(4,450,405)
Receivable from General Partner (Note 3)	61,732	168,223
Dividends receivable	48,681	53,943
Interest receivable	22,616	18,055
Prepaid license fees	5,989	6,623
Prepaid insurance	3,067	2,121
Total Assets	$17,170,167	$16,389,738

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$10,763	$10,902
Professional fees payable	55,604	79,649
Brokerage commissions payable	391	391
Directors’ fees payable	2,822	2,846
Total Liabilities	69,580	93,788

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	17,100,587	16,295,950
Total Partners’ Capital	17,100,587	16,295,950

Total Liabilities and Partners’ Capital	$17,170,167	$16,389,738

Limited Partners’ shares outstanding	2,200,000	1,900,000
Net asset value per share	$7.77	$8.58
Market value per share	$7.74	$8.58

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts – Long
United States Contracts
NYMEX Natural Gas Futures NG May 2024 contracts, expiring April 2024	$1,253,040	51	$(353,910)	(2.07)
NYMEX Natural Gas Futures NG June 2024 contracts, expiring May 2024	1,340,690	51	(322,220)	(1.89)
NYMEX Natural Gas Futures NG July 2024 contracts, expiring June 2024	1,411,310	51	(217,910)	(1.28)
NYMEX Natural Gas Futures NG August 2024 contracts, expiring July 2024	1,459,620	51	(214,200)	(1.25)
NYMEX Natural Gas Futures NG September 2024 contracts, expiring August 2024	1,449,870	51	(207,000)	(1.21)
NYMEX Natural Gas Futures NG October 2024 contracts, expiring September 2024	1,469,750	51	(179,450)	(1.05)
NYMEX Natural Gas Futures NG November 2024 contracts, expiring October 2024	1,686,268	51	(191,968)	(1.12)
NYMEX Natural Gas Futures NG December 2024 contracts, expiring November 2024	1,918,532	51	(163,112)	(0.95)
NYMEX Natural Gas Futures NG January 2025 contracts, expiring December 2024	1,987,439	52	(49,399)	(0.29)
NYMEX Natural Gas Futures NG February 2025 contracts, expiring January 2025	1,910,223	51	(99,213)	(0.58)
NYMEX Natural Gas Futures NG March 2025 contracts, expiring February 2025	1,660,435	52	3,565	0.02
NYMEX Natural Gas Futures NG April 2025 contracts, expiring March 2025	1,524,020	51	10,060	0.06
Total Open Futures Contracts*	$19,071,197	614	$(1,984,757)	(11.61)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.22%#	11,000,000	$11,000,000	64.33
Total United States Money Market Funds		$11,000,000	64.33

#Reflects the 7-day yield at March 31, 2024.

*Collateral amounted to $3,957,549 on open commodity futures contracts.

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

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(4,924,948)	$(8,253,388)
Change in unrealized gain (loss) on open commodity futures contracts	2,465,648	514,567
Dividend income	142,959	158,655
Interest income	73,645	19,037
ETF transaction fees	2,450	1,400
Total Income (Loss)	$(2,240,246)	$(7,559,729)

Expenses
General Partner management fees (Note 3)	$31,687	$31,333
Professional fees	59,321	29,342
Brokerage commissions	3,282	1,689
Directors’ fees and insurance	4,832	3,579
License fees	634	626
Total Expenses	99,756	66,569
Expense waiver (Note 3)	(61,732)	(28,970)
Net Expenses	$38,024	$37,599
Net Income (Loss)	$(2,278,270)	$(7,597,328)
Net Income (Loss) per limited partner share	$(0.81)	$(5.58)
Net Income (Loss) per weighted average limited partner share	$(1.10)	$(6.02)
Weighted average limited partner shares outstanding	2,074,725	1,262,222

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2024 and 2023

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Balances at beginning of period	$16,295,950	$24,991,934
Addition of 1,500,000 and 200,000 partnership shares, respectively	12,693,042	2,589,489
Redemption of (1,200,000) and (400,000) partnership shares, respectively	(9,610,135)	(5,409,930)
Net income (loss)	(2,278,270)	(7,597,328)

Balances at end of period	$17,100,587	$14,574,165

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net income (loss)	$(2,278,270)	$(7,597,328)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(2,465,648)	(514,567)
(Increase) decrease in receivable from General Partner	106,491	134,606
(Increase) decrease in dividends receivable	5,262	40,808
(Increase) decrease in interest receivable	(4,561)	1,435
(Increase) decrease in prepaid other	634	(647)
(Increase) decrease in prepaid insurance	(946)	(6,693)
Increase (decrease) in General Partner management fees payable	(139)	(9,655)
Increase (decrease) in professional fees payable	(24,045)	(41,407)
Increase (decrease) in directors’ fees payable	(24)	(38)
Net cash provided by (used in) operating activities	(4,661,246)	(7,993,486)

Cash Flows from Financing Activities:
Addition of partnership shares	12,693,042	2,589,489
Redemption of partnership shares	(9,610,135)	(5,409,930)
Net cash provided by (used in) financing activities	3,082,907	(2,820,441)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,578,339)	(10,813,927)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	20,591,178	33,256,800
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$19,012,839	$22,442,873

Components of Cash and Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$15,055,290	$12,208,139
Equity in Trading Accounts:
Cash and cash equivalents	3,957,549	10,234,734
Total Cash, Cash Equivalents and Equity in Trading Accounts	$19,012,839	$22,442,873

See accompanying notes to condensed financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2024

NOTE 1 — ORGANIZATION AND BUSINESS

The United States 12 Month Natural Gas Fund, LP (“UNL”) was organized as a limited partnership under the laws of the state of Delaware on June 27, 2007. UNL is a commodity pool that issues limited partnership shares (“shares”) that are traded on the NYSE Arca, Inc. (the “NYSE Arca”). UNL will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

The investment objective of UNL is for the average daily percentage changes in per share net asset value (“NAV”) to reflect the average daily percentage changes of spot the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily percentage changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), plus interest earned on UNL’s collateral holdings, less UNL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the average of the prices of the Benchmark Futures Contracts over the same period. UNL’s investment strategy is designed to provide investors with a cost effective way to invest indirectly in natural gas and to hedge against movements in the spot price of natural gas. As a result, investors should be aware that UNL would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily prices of the Benchmark Futures Contracts, provided that the average daily percentage change in UNL’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the prices of the Benchmark Futures Contracts over the same period.

UNL seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by UNL, UNL’s futures commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include, but are not limited to, those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in the notes to the financial statements.

As of March 31, 2024, UNL held 614 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. UNL has an unlimited number of shares registered and available for issuance. On April 26, 2022, the SEC declared effective the registration statement filed by UNL that registered an unlimited number of shares. As a result, UNL has an unlimited number of shares that can be issued in the form of Creation Baskets.

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

Revenue Recognition

Commodity futures contracts, swap and forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for swap and forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. UNL earns income on funds held at the custodian or FCMs at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UNL is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2024.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2024.

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

NOTE 3 — FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of UNL in accordance with the objectives and policies of UNL. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to UNL. For these services, UNL was, during the reporting period, contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.75% per annum of average daily total net assets.

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2024 and 2023, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 are estimated to be a total of $10,000 for UNL and, in the aggregate for UNL and the Related Public Funds, $945,000.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2024 and 2023, UNL incurred $634 and $626, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $140,000 for the year ending December 31, 2024. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 - Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods and such waiver will terminate on April 30, 2024. For the periods ended March 31, 2024 and 2023 USCF waived $61,732 and $28,970, respectively, of UNL’s expenses. This voluntary expense waiver was in addition to those amounts USCF was contractually obligated to pay as described in Note 4 – Contracts and Agreements.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

UNL is party to a marketing agent agreement, dated as of October 30, 2009, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UNL as outlined in the agreement. The fee of the Marketing Agent through September 30, 2022, which was borne by USCF, was 0.06% on UNL’s assets up to $3 billion and 0.04% on UNL’s assets in excess of $3 billion. The agreement with the Marketing Agent was amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly and borne by USCF, is equal to 0.025% of UNL’s total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of UNL’s offering.

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

Brokerage and Futures Commission Merchant Agreements

UNL entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UNL’s FCM effective October 10, 2013. UNL has engaged each of Marex North America, LLC, formerly RCG Division of Marex Spectron (“MNA”), Marex Capital Markets, Inc., formerly E D & F Man Capital Markets Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”), and ADM Investor Services Inc. (“ADMIS”) to serve as additional FCMs to UNL effective on May 28, 2020, June 5, 2020, December 3, 2020 and August 8, 2023, respectively. The agreements with UNL’s FCMs require the FCMs to provide services to UNL in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNL’s account. In accordance with the FCM agreements, UNL pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UNL issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UNL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNL also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Total commissions accrued to brokers	$3,282	$1,689
Total commissions as annualized percentage of average total net assets	0.08%	0.04%

The increase in total commissions accrued to brokers for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to a higher number of natural gas futures contracts being held and traded.

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

All of the futures contracts held by UNL through March 31, 2024 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2024 and December 31, 2023, UNL held investments in money market funds in the amounts of $11,000,000 and $11,000,000, respectively. UNL also holds cash deposits with its custodian. As of March 31, 2024 and December 31, 2023, UNL held cash deposits and investments in Treasuries in the amounts of $8,012,839 and $9,591,178 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCMs cease operations.

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

For the three months ended March 31, 2024 and 2023, the monthly average volume of open future contract notional value was $21,458,282 and $25,877,381, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2024 and 2023 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$8.58	$17.24
Total income (loss)	(0.79)	(5.55)
Total expenses	(0.02)	(0.03)
Net increase (decrease) in net asset value	(0.81)	(5.58)
Net asset value, end of period	$7.77	$11.66

Total Return	(9.44)%	(32.37)%

Ratios to Average Net Assets
Total income (loss)	(13.18)%	(44.62)%
Management fees#	0.75%	0.75%
Total expenses excluding management fees#	1.61%	0.84%
Expense waived#	(1.46)%	(0.69)%
Net expense excluding management fees#	0.15%	0.15%
Net income (loss)	(13.40)%	(44.84)%

#Annualized.

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

The following table summarizes the valuation of UNL’s securities at March 31, 2024 using the fair value hierarchy:

At March 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$11,000,000	$11,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,984,757)	(1,984,757)	—	—

The following table summarizes the valuation of UNL’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$11,000,000	$11,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(4,450,405)	(4,450,405)	—	—

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Condition Location	March 31, 2024	December 31, 2023
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$(1,984,757)	$(4,450,405)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2024		March 31, 2023
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$(4,924,948)		$(8,253,388)

	Change in unrealized gain (loss) on open commodity futures contracts		$2,465,648		$514,567

NOTE 8 — SUBSEQUENT EVENTS

Effective May 1, 2024, the management fee that UNL is contractually obligated to pay USCF, which is based on UNL’s average daily total net assets and is paid monthly, was reduced from 0.75% per annum to 0.60% per annum. Simultaneously, the voluntary fee waiver, pursuant to which USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis, was terminated and no longer in effect as of May 1, 2024.

UNL has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any other subsequent events that necessitated disclosures and/or adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States 12 Month Natural Gas Fund, LP (“UNL”) included elsewhere in this quarterly report on Form 10-Q:

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UNL actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. UNL believes these factors include, but are not limited to, the following: changes in inflation in the United States, movements in U.S. and foreign currencies, market volatility in the natural gas markets and futures markets, in part attributable to the COVID-19 pandemic in February 2020, the Russia-Ukraine war and conflicts in the Middle East. Forward-looking statements, which involve assumptions and describe UNL’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UNL cannot assure investors that the projections included in these forward-looking statements will come to pass. UNL’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

UNL, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of UNL is for the average daily percentage changes in the NAV per share to reflect the average daily percentage changes of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), plus interest earned on UNL’s collateral holdings less UNL’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the average of the prices of the Benchmark Futures Contracts over the same period. UNL’s investment strategy is designed to provide investors with a cost effective way to invest indirectly in natural gas and to hedge against movements in the spot price of natural gas. As a result, investors should be aware that UNL would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily prices of the Benchmark Futures Contracts, provided that the average daily percentage change in UNL’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the prices of the Benchmark Futures Contracts over the same period.

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

UNL invests primarily in natural gas futures contracts that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by UNL, UNL’s FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) swaps that are based on the price of natural gas, crude oil and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q.

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

As of March 31, 2024, UNL held 614 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the three months ended March 31, 2024, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because of UNL’s investment strategy. UNL’s investment strategy is to invest in 12 consecutive months of futures contracts on natural gas as traded on the NYMEX, comprised of the near month contract to expire and the contracts for the following 11 months. UNL “rolls” the near-month futures contracts in its portfolio when the near month futures contract is within two weeks of expiration. For the three months ended March 31, 2024, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

UNL has not limited the size of its offering and intends to utilize substantially all of its proceeds to purchase Benchmark Futures Contracts and Other Natural Gas-Related Investments to the extent possible. If UNL encounters accountability levels, position limits (including those set by the Position Limits Rule), or price fluctuation limits for the Benchmark Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase the Benchmark Futures Contracts on other exchanges that trade listed natural gas futures or enter into swaps or other permitted investments to meet its investment objective. In addition, if UNL exceeds accountability levels on either the NYMEX or ICE Futures, and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of UNL’s shares and the average of the prices of the Benchmark Futures Contracts.

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

Infectious disease outbreaks like COVID-19 could negatively affect UNL and the valuation and performance of UNL’s investments.

Infectious disease outbreaks like the COVID-19 pandemic may arise in the future and could adversely affect UNL and, more generally, individual issuers and capital markets, in ways that cannot necessarily be foreseen. For example, COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The COVID-19 pandemic that occurred in 2020 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain COVID-19’s spread.

An infectious disease outbreak may arise in the future and could have the same or similar effects as the COVID-19 pandemic, or different effects that cannot be foreseen. Moreover, as was the case with the COVID-19 pandemic, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to an infectious disease outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by UNL. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2024. The average price of the Benchmark Futures Contracts started the period at $2.769 per million British thermal shares (“MMBtu”). The high of the period was on January 9, 2024 when the average of the prices of the Benchmark Futures Contracts reached $3.103 per MMBtu. The low of the period was on February 20, 2024 when the price dropped to $2.509 per MMBtu. The period ended with the Benchmark Futures Contracts at $2.781 per MMBtu, an increase of approximately 0.43% over the period. UNL’s per share NAV began the period at $8.58 and ended the period at $7.77 on March 31, 2024, a decrease of approximately (9.44)% over the period. The Benchmark Futures Contracts prices listed above began with the February 2024 to January 2025 contracts and ended with the May 2024 to April 2025 contracts. An increase of approximately 0.43% on the Benchmark Futures Contracts listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the three months ended March 31, 2024, the natural gas futures market experienced states of both mild contango and strong backwardation. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Natural Gas Market

Results of Operations. As of March 31, 2024, UNL had 2,200,000 shares outstanding. On April 26, 2022, the SEC declared effective the registration statement filed by UNL that registered an unlimited number of shares. As a result, UNL has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UNL than are outstanding due to the redemption of shares.

As of March 31, 2024, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets, Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Average daily total net assets	$17,003,459	$16,943,157
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$216,604	$177,692
Annualized yield based on average daily total net assets	5.12%	4.25%
Management fee	$31,687	$31,333
Total fees and other expenses excluding management fees	$68,069	$35,236
Total amount of the expense waiver	$61,732	$28,970
Expenses before the allowance of the expense waiver	$99,756	$66,569
Expenses after the allowance of the expense waiver	$38,024	$37,599
Total commissions accrued to brokers	$3,282	$1,689
Total commissions as annualized percentage of average total net assets	0.08%	0.04%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to an increase in reporting costs and professional fees.

The increase in total commissions accrued to brokers for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2024, the average daily change in the average of the prices of the Benchmark Futures Contracts was 0.198%, while the average daily change in the per share NAV of UNL over the same time period was 0.215%. The average daily difference was 0.017% (or 1.7 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to March 31, 2024, the average daily change in the average price of the Benchmark Futures Contracts was (0.032)%, while the average daily change in the per share NAV of UNL over the same time period was (0.031)%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first below shows the daily movement of UNL’s per share NAV versus the daily movement of the Benchmark Futures Contracts for the 30 valuation day period ended March 29, 2024, the last trading day in December. The second chart below shows the monthly total returns of UNL as compared to the monthly value of the Benchmark Futures Contracts for the five years ended March 31, 2024.

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

For the three months ended March 31, 2024, the actual total return of UNL as measured by changes in its per share NAV was (9.44)%. This is based on an initial per share NAV of $8.58 as of December 31, 2023 and an ending per share NAV as of March 31, 2024 of $7.77. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $7.69 as of March 31, 2024, for a total return over the relevant time period of (10.37)%. The difference between the actual per share NAV total return of UNL of (9.44)% and the expected total return based on the Benchmark Futures Contracts of (10.37)% was a difference over the time period of 0.93%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the prices of the Benchmark Futures Contracts.

By comparison, for the three months ended March 31, 2023, the actual total return of UNL as measured by changes in its per share NAV was (32.37)%. This was based on an initial per share NAV of $17.24 as of December 31, 2022 and an ending per share NAV as of March 31, 2023 of $11.66. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $11.56 as of March 31, 2023, for a total return over the relevant time period of (32.95)%. The difference between the actual per share NAV total return of UNL of (32.37)% and the expected total return based on the Benchmark Futures Contracts of (32.95)% was a difference over the time period of 0.58%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

There are three factors that typically have impacted or are most likely to impact UNL’s ability to accurately track its Benchmark Futures Contracts in addition to the foregoing.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be too high or too low relative to the daily changes in the average of the prices of the Benchmark Futures Contracts. During the three months ended March 31, 2024, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the average of the prices of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2024. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near term from historical lows. It is anticipated that fees and expenses paid by UNL may continue to be lower than interest earned by UNL. As such, USCF anticipates that UNL could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average of the prices of the Benchmark Futures Contracts. During the three months ended March 31, 2024, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2014 and March 31, 2024. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the three months ended March 31, 2024, the average price of the Benchmark Oil Futures Contracts traded in a range between $2.509 and $3.103. The average price of the Benchmark Oil Futures Contracts increased 0.433% from December 31, 2023 through March 31, 2024, finishing the quarter at $2.781. The number of rigs dedicated to natural gas production declined slightly from 120 at the start of the year to 112 by the end of the quarter. Natural Gas stored in the United States stood at 2,259 billion cubic feet as of March 31, 2024, about 22.97% higher than the same time last year. While both domestic demand and U.S. exports of natural gas have generally increased over the last five years, U.S. production has also continued to increase, leading to the storage surplus over one-year ago and five-year ago levels.  Overall mild temperatures relative to expectations, the failure of expected shortages to materialize as a result of geopolitical events in 2022 and 2023, and the Biden administration's restrictions on natural gas exports have also weighed on prices.

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

For the ten-year time period between March 31, 2014 and March 31, 2024, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years
	Large Cap US	US Gov’t Bonds	Global Equities			Unleaded
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil	Heating Oil	Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.094	0.978	0.358	0.211	0.467	0.109
US Gov’t Bonds (BEUSG4 Index)		1.000	0.106	(0.261)	(0.410)	(0.192)	(0.183)
Global Equities (FTSE World Index)			1.000	0.410	0.260	0.515	0.072
Crude Oil				1.000	0.747	0.751	0.057
Heating Oil					1.000	0.641	0.103
Unleaded Gasoline						1.000	0.085
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year
	Large Cap US	US Gov’t Bonds	Global Equities			Unleaded
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil	Heating Oil	Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.612	0.986	(0.047)	(0.074)	0.496	(0.423)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.661	(0.287)	(0.365)	0.237	(0.593)
Global Equities (FTSE World Index)			1.000	0.006	(0.057)	0.464	(0.434)
Crude Oil				1.000	0.793	0.396	(0.008)
Heating Oil					1.000	0.256	0.019
Unleaded Gasoline						1.000	(0.421)
Natural Gas							1.000
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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the three months ended March 31, 2024, UNL’s expenses, pre and post expense waiver, did not exceed the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2024, UNL did not use other assets to pay expenses, post expense waiver. To the extent income exceeds expenses, UNL’s NAV will be positively impacted.

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

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2024, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

UNL may terminate at any time, regardless of whether UNL has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USL, USL’s FCMs, counterparties or other market participants) that would lead UNL to determine that it could no longer foreseeably meet its investment objective or that UNL’s aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of UNL unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal or removal of USCF as the general partner of UNL could cause UNL, to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate UNL. UNL’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

As of March 31, 2024, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $19,012,839 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2024, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

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

Contractual Obligations

UNL’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of UNL’s NAV, calculated at 0.75% through April 30 and effective May 1, at 0.60%.

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

As of March 31, 2024, UNL’s portfolio consisted of 614 Natural Gas Futures NG contracts traded on the NYMEX. As of March 31, 2024, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.uscfinvestments.com. The end of day portfolio disclosed on UNL’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contracts, and/or Other Natural Gas-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNL, UNL’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the UNL website, UNL may make available portfolio holdings information to Authorized Participants that reflects the Fund’s anticipated holdings.

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

During the three month reporting period ended March 31, 2024, UNL limited its OTC activities to EFRP transactions.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UNL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 29, 2024 (the “Form 10-K”), except for the following:

Geopolitical risk, including as a result of the Russia-Ukraine war and Middle East conflict, has the potential to create further supply disruptions and sanctions, which could lead to further volatility.

The Russia-Ukraine war and sanctions brought by the United States and other countries against Russia and others, the terror attacks by Hamas on Israel and ensuing conflict in the Middle East, and other geopolitical tensions, political unrest, and attacks or threats of attack by terrorists, are factors that could contribute to supply constraints, worker shortages, infrastructure and manufacturing energy usage and increase volatility in certain commodity prices. The Russia-Ukraine war and sanctions have adversely impacted and are expected to continue to adversely impact the economies of Russia and Ukraine. In addition, the Russia-Ukraine war and the Middle East conflict, any sanctions, future market or supply disruptions, and the potential for wider conflicts may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and could lead to further volatility, including in the markets for commodities, commodity futures, and the NAV or share price of UNL. However, if a resolution to the conflicts were to occur, volatility could decrease and prices could decline in a short period of time. The longer-term impact on commodities and futures prices, including the prices of the Benchmark Futures Contracts, is difficult to predict and depends on a number of factors that may have a negative impact on UNL in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)

UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 24 baskets (comprising 1,200,000 shares) during the first quarter of the year ending December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2024:

Issuer Purchases of Equity Securities

	Total
	Number of	Average Price Per
Period	Shares Redeemed	Share
1/1/24 to 1/31/24	200,000	$9.32
2/1/24 to 2/29/24	1,000,000	$7.75
3/1/24 to 3/31/24	—	$—
Total	1,200,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2024.

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

Date: May 9, 2024

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2024