Form 10-K
period 2024-12-31
United States 12 Month Natural Gas Fund, LP
filed 2025-03-04
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2024 was $18,774,989.

The registrant had 1,800,000 outstanding shares as of February 24, 2025.

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

The investment objective of UNL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of specified short-term futures contracts on natural gas called the “Benchmark Futures Contracts”, plus interest earned on UNL’s collateral holdings, less UNL’s expenses. The Benchmark Futures Contracts are the futures contracts on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that are the near month contract to expire, and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case they are measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted.

UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period. As a result, investors should be aware that UNL would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Futures Contracts, provided that the average daily percentage change in UNL’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

UNL seeks to achieve its investment objective by investing primarily in futures contracts for natural gas - related that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements (including those that may be taken by UNL, UNL’s future commission merchants (“FCMs”), counterparties or other market participants), or in view of market conditions, other natural gas - related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, Inc., formerly Wainwright Holdings, Inc., a Delaware corporation (“USCF Investments”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of The Marygold Companies, Inc., formerly, Concierge Technologies, Inc. (publicly traded under the ticker: MGLD) (“Marygold”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”), USCF Dividend Income Fund (“UDI”), USCF Gold Strategy Plus Income Fund (“USG”), USCF Sustainable Battery Metals Strategy Fund (“ZSB”), USCF Energy Commodity Strategy Absolute Return Fund (“USE”), and USCF Sustainable Commodity Strategy Fund (“ZSC”), each a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

How Does UNL Operate?

An investment in UNL shares provides a means for diversifying an investor’s portfolio or hedging exposure to changes in natural gas prices. An investment in the shares allows both retail and institutional investors to easily gain this exposure to the natural gas market in a transparent, cost-effective manner.

The net assets of UNL consist primarily of investments in Futures Contracts and, to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements (including those that may be taken by UNL, UNL’s FCMs, counterparties or other market participants), or in view of market conditions, Other Natural Gas-Related Investments. Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K. UNL invests substantially the entire amount of its assets in Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of UNL are available on UNL’s website at www.uscfinvestments.com.

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

USCF believes that market arbitrage opportunities will cause the daily changes in UNL’s share price on the NYSE Arca, on a percentage basis, to closely track the daily changes in UNL’s per share NAV, on a percentage basis. USCF further believes that the daily changes in average of the prices of the Benchmark Futures Contracts have historically tracked the daily changes in the spot price of natural gas. USCF believes that the net effect of these relationships will be that the daily changes in the price of UNL’s shares on the NYSE Arca on a percentage basis will closely track, the changes in the spot price of a barrel of natural gas on a percentage basis, plus interest earned on UNL’s collateral holdings, less UNL’s expenses. However, investors should be aware that UNL would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Futures Contracts, provided that the average daily percentage change in UNL’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period. For performance data relating to UNL’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking UNL’s Benchmark” in this annual report on Form 10-K.

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

Crude oil supply is determined by both economic and political factors. Oil prices (along with drilling costs, availability of attractive prospects for drilling, taxes and technology, among other factors) determine exploration and development spending, which influence output capacity with a lag. In the short run, production decisions by the Organization of Petroleum Exporting Countries (“OPEC”) also affect supply and prices. Oil export embargoes geopolitical risk associated with wars, terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing,represent other routes through which political developments move the market. It is not possible to predict the aggregate effect of all or any combination of these factors.

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

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in a Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL could be ordered to reduce its Natural Gas NG Futures Contracts to below the 6,000 single month and/or 12,000 all month accountability level. As of December 31, 2024, UNL held 515 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the year ended December 31, 2024, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contracts to expire to the next month contracts during a one-day period beginning two weeks from expiration of the contracts. For the year ended December 31, 2024, UNL did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change.

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

UNL has not limited the size of its offering and intends to utilize substantially all of its proceeds to purchase Benchmark Futures Contracts and Other Natural Gas-Related Investments to the extent possible. If UNL encounters accountability levels, position limits (including those set by the Position Limits Rule), or price fluctuation limits for the Benchmark Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase the Benchmark Futures Contracts on other exchanges that trade listed natural gas futures or enter into swaps or other permitted investments to meet its investment objective. In addition, if UNL exceeds accountability levels on either the NYMEX or ICE Futures, and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of UNL's shares and the average of the prices of the Benchmark Futures Contracts.

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

Why Does UNL Purchase and Sell Futures Contracts?

UNL’s investment objective is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of specified short-term futures contracts on natural gas called the “Benchmark Futures Contracts”, plus interest earned on UNL’s collateral holdings, less UNL’s expenses. UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contract over the same period. UNL’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in natural gas and to hedge against movements in the spot price of natural gas. As a result, investors should be aware that UNL would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Futures Contracts, provided that the average daily percentage change in UNL’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

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

During the reporting period of this annual report on Form 10-K, UNL limited its OTC derivatives activities to EFRP transactions.

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

ADMIS is not affiliated with UNL or USCF. Therefore, neither USCF nor UNL believes that there are any conflicts of interest with ADMIS or its trading principals arising from its acting as UNL’s FCM.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The NAV of UNL’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by UNL and fluctuations in the prices of these assets could materially adversely affect an investment in UNL’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in UNL could be lost.
●	Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of UNL’s investments.
●	An investment in UNL may provide little or no diversification benefits. Thus, in a declining market, UNL may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in UNL while incurring losses with respect to other asset classes.
●	Historical performance of UNL and the Benchmark Futures Contracts is not indicative of future performance.
●	The market price at which investors buy or sell shares may be significantly less or more than NAV.
●	Daily percentage changes in UNL’s NAV may not correlate with daily percentage changes in the average of the prices of the Benchmark Futures Contracts.
●	Daily percentage changes in the price of the Benchmark Futures Contracts may not correlate with daily percentage changes in the spot price of natural gas.

●	An investment in UNL is not a proxy for investing in the natural gas markets, and the daily percentage changes in the price of the Benchmark Futures Contracts, or the NAV of UNL, may not correlate with daily percentage changes in the spot price of natural gas.
●	Natural forces in the natural gas futures market known as “backwardation” and “contango” may increase UNL’s tracking error and/or negatively impact total return.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts, which means that changes in the price of UNL’s shares could substantially vary from the changes in the price of the Benchmark Futures Contract.
●	Risk mitigation measures imposed by UNL’s FCMs have the potential to cause tracking error by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts and other Futures Contracts, which could cause the price of UNL’s shares to substantially vary from the price of the Benchmark Futures Contracts.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated for U.S. federal income tax purposes, and UNL could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by UNL in allocating those items, with potential adverse consequences for an investor.
●	UNL could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
●	UNL is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UNL has a more complex tax treatment than traditional mutual funds.
●	If UNL is required to withhold tax with respect to any non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact of changes in U.S. federal income tax laws on UNL is uncertain.
●	UNL will be subject to credit risk with respect to counterparties to OTC contracts entered into by UNL.
●	Valuing OTC derivatives may be less certain than actively traded financial instruments.

Fees of UNL

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
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

(2)BNY Mellon has served as the Custodian and Administrator of UNL since April 1, 2020.

Compensation to USCF

UNL is contractually obligated to pay USCF a management fee based on 0.60% per annum on its average daily total net assets. Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of UNL’s total assets and subtracting any liabilities. Effective May 1, 2024, the management fee that UNL is contractually obligated to pay USCF, which is based on UNL’s average daily total net assets and is paid monthly, was reduced from 0.75% per annum to 0.60% per annum. Simultaneously, the voluntary fee waiver, pursuant to which USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis, was terminated and no longer in effect as of May 1, 2024.

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

Expenses Paid or Accrued by UNL from Inception through December 31, 2024 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$2,199,443
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$97,761
Other Amounts Paid or Accrued(5):	$2,288,786
Total Expenses Paid or Accrued:	$4,585,990
Expenses Waived(6):	$(1,688,774)
Total Expenses Paid or Accrued Excluding Expenses Waived(6):	$2,897,216
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

Expenses Paid or Accrued by UNL from Inception through December 31, 2024 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of
Expenses:	Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.74% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.03% annualized
Other Amounts Paid or Accrued(7):	0.65% annualized
Total Expenses Paid or Accrued:	1.42% annualized
Expenses Waived(8):	(0.45)% annualized
Total Expenses Paid or Accrued Excluding Expenses Waived(8) :	0.97% annualized
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

Other Fees. UNL also pays the fees and expenses associated with its audit, professional fees, and tax accounting and reporting requirements. These fees were approximately $235,573 for the fiscal year ended December 31, 2024. In addition, UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2024 were $916,574 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2024 was $9,867.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of UNL (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by UNL, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $350 to UNL for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with UNL in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UNL or USCF, and no such person will have any obligation or responsibility to UNL or USCF to affect any sale or resale of shares. As of December 31, 2024, 9 Authorized Participants had entered into agreements with USCF on behalf of UNL. During the year ended December 31, 2024, UNL issued 54 Creation Baskets and redeemed (46) Redemption Baskets.

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

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the per share NAV of UNL at the time the Authorized Participant purchased the Creation Baskets and the per share NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, the liquidity of the Futures Contract market and the market for Other Natural Gas-Related Investments.

Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with UNL in exchange for baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either UNL or USCF, and no such person has any obligation or responsibility to USCF or UNL to affect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including, among other things, the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Oil Futures Contracts market and the market for Other Natural-Gas Related Investments. In addition, while UNL’s shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Futures Contracts and Other Natural Gas-Related Investments traded on the NYMEX may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, particularly if UNL has invested in Futures Contracts and Other Natural Gas-Related Investments traded on the NYMEX, trading spreads, and the resulting premium or discount, on the shares may widen.

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

UNL is not a Swap Entity under the Margin Rules, but is a financial end-user. Accordingly, UNL will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, UNL does not have “material swaps exposure” and, accordingly, will not be subject to the initial margin requirements of the Margin Rules.

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

UNL’s investment objective is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), plus interest earned on UNL’s collateral holdings, less UNL’s expenses. When calculating the daily movement of the average price of the 12 month contracts, each contract month is equally weighted. UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period. UNL’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in natural gas and to hedge against movements in the spot price of natural gas. As a result, investors should be aware that UNL would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily prices of the Benchmark Futures Contracts, provided that the average daily percentage change in UNL's NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the prices of the Benchmark Futures Contracts over the same period.

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

Economic conditions impacting natural gas. The demand for natural gas correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on natural gas demand and therefore, may have an adverse impact on natural gas prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts, war, pandemics (e.g., the COVID-19 pandemic in 2020), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for natural gas. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for natural gas.

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

Other natural gas supply-related factors. Natural gas prices also vary depending on a number of factors affecting supply, including geopolitical risk associated with wars, terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing, any of which can adversely affect natural gas trade flows by limiting or disrupting trade between countries or regions. Natural gas supply levels can also be affected by other factors that reduce available supplies, such as natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels. Technological change can also alter the relative costs for companies in the natural gas industry to find, produce, and transport natural gas, which in turn may affect the supply of and demand for natural gas. For example, increased supply from the development of new natural gas sources and technologies to enhance recovery from existing sources tends to reduce natural gas prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or manufacturing capacity may impact the supply of natural gas.

Other factors impacting the natural gas market. The supply of and demand for natural gas may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by the development of alternative energy sources.

Price volatility may possibly cause the total loss of your investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in UNL. Market volatility is attributable to things like the COVID-19 pandemic in 2020 and related supply chain disruptions, war, such as the war between Russia and Ukraine, and continuing disputes among oil-producing countries. Events such as these, and others, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNL and the impact of which could limit UNL’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contracts. In such a circumstance, UNL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Natural-Gas Related Investments.

Natural disasters, public health disruptions (such as the COVID-19 pandemic), and international armed conflicts could impact the price of commodities and/or the value, pricing and liquidity of UNL’s investments or assets which, in turn, could cause the loss of your investment in UNL.

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including public health disruptions, pandemics and epidemics (for example, the COVID-19 pandemic), can be highly disruptive to economies and markets. Such events can, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities such as natural gas and the value, pricing, and liquidity of the investments or other assets held by UNL.

Geopolitical conflict, including war and armed conflicts (such as Russia’s continued military actions against Ukraine that started in February 2022, conflicts in the Middle East, and the expansion of such conflicts in surrounding areas), sanctions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities such as natural gas and the value, pricing, and liquidity of the investments or other assets held by UNL.

A negative impact on, or volatility in, the price of natural gas or the value, pricing and liquidity of UNL’s investments or other assets resulting from the occurrence of any of the aforementioned events, or similar events, could cause you to lose all, or substantially all, of your investment in UNL.

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

Variables such as drought, floods, weather, military conflicts, pandemics (such as the COVID-19 pandemic in 2020), embargoes, tariffs and other political events may have a larger impact on natural gas prices and natural gas-linked instruments, including Futures Contracts and Other Natural Gas-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject UNL’s investments to greater volatility than investments in traditional securities.

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

It is possible that the daily percentage changes in UNL’s NAV per share may not closely correlate to daily percentage changes in the average of the prices of the Benchmark Futures Contracts. Non- correlation may be attributable to disruptions in the market for natural gas, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As UNL approaches or reaches position limits with respect to the Benchmark Futures Contracts and other Futures Contracts or in view of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNL, UNL’s FCMs, counterparties or other market participants) and other conditions as described herein. UNL may begin investing in Other Natural Gas-Related Investments.

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

The correlation between changes in the average of the prices of the Benchmark Futures Contracts and the spot price of natural gas may at times be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative natural gas market, supply and demand for Futures Contracts (including the Benchmark Futures Contracts) and Other Natural Gas-Related Investments, and technical influences in natural gas futures trading.

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

UNL’s Benchmark Futures Contracts consist of the near month contract to expire and the 11 following months, which are changed to the next month contract to expire and the 11 following months during one day each month. In the event of a natural gas futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the Benchmark Futures Contracts would tend to rise as it approaches expiration. Conversely, in the event of a natural gas futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in natural gas prices, the value of the benchmark contracts would tend to decline as it approaches expiration. When compared to the total return of other price indices, such as the spot price of natural gas, the impact of backwardation and contango may cause the total return of UNL’s per share NAV to vary significantly. Moreover, absent the impact of rising or falling natural gas prices, a prolonged period of contango could have a significant negative impact on UNL’s per share NAV and total return and investors could lose part or all of their investment.

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

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts, which means that changes in the price of shares could substantially vary from the changes in the price of the Benchmark Futures Contracts.

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

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in a Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, ICE Futures maintains the same accountability levels, position limits and monitoring authority for its future contracts for natural gas as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL could be ordered to reduce its aggregate net futures contracts back to the accountability level. The foregoing accountability levels and position limits are subject to change. As of December 31, 2024, UNL held 515 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the year ended December 31, 2024, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot be exceeded without express CFTC authority to do so. In addition to accountability levels imposed by NYMEX and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because of UNL’s investment strategy. UNL’s investment strategy is to invest in 12 consecutive months of futures contracts on natural gas as traded on the NYMEX, comprised of the near month contract to expire and the contracts for the following 11 months. UNL “rolls” the near-month futures contracts in its portfolio when the near month futures contracts is within two weeks of expiration.

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

Risk mitigation measures that could be imposed by UNL’s FCMs have the potential to cause tracking error by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts and other Futures Contracts, which means that the change in the price of UNL’s shares could substantially vary from the price of the Benchmark Futures Contracts.

UNL’s FCMs have discretion to impose limits on the positions that UNL may hold in the Benchmark Futures Contract as well as certain other months. To date, UNL’s FCMs have not imposed any such limits. However, were UNL’s FCMs to impose limits, UNL’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contracts and other Futures Contracts could be severely limited, which could lead UNL to invest in other Futures Contracts or, potentially, Other Natural Gas-Related Investments. UNL could also have to more frequently rebalance and adjust the types of holdings in its portfolio than is currently the case. This could inhibit UNL from pursuing its investment objective in the same manner that it has historically and currently.

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

OTC Contract Risk

UNL will be subject to credit risk with respect to counterparties to OTC contracts entered into by UNL.

UNL faces the risk of non-performance by counterparties to its OTC contracts. Unlike in futures contracts, the counterparty to OTC contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to UNL, in which case UNL could suffer significant losses on these contracts. The two-way margining requirements imposed by U.S. regulators are intended to mitigate this risk.

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

Valuing OTC derivatives may be less certain than actively-traded financial instruments.

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

Although permitted to do so under its LP Agreement, UNL has not leveraged, and does not intend to leverage, but its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, UNL’s investments will take into account the need for UNL to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UNL becoming leveraged. If market conditions require it, UNL may implement risk reduction procedures, which may include changes to UNL’s investments, and such changes may occur on short notice.

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

OTC contracts that are not subject to clearing may be even less marketable than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a exchange and could adversely impact UNL’s ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

UNL is not actively managed and its investment objective is to track the Benchmark Futures Contracts so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

UNL is not actively managed by conventional methods. Accordingly, if UNL’s investments in Natural Gas Interests are declining in value, in the ordinary course, UNL will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out its positions in Futures Contracts and other permitted investments (i) in connection with the monthly change in the Benchmark Futures Contracts; (ii) when UNL otherwise determines it would be appropriate to do so, e.g., due to regulatory requirements or risk mitigation measures (including those that may be taken by UNL, UNL’s FCMs, counterparties or other market participants); or (iii) to avoid UNL becoming leveraged, and it reinvests the proceeds in new Futures Contracts or Other Natural Gas-Related Investments to the extent possible. USCF will seek to cause the NAV of UNL’s shares to track the Benchmark Futures Contracts during periods in which its price is flat or declining as well as when the price is rising.

UNL’s ability to invest in the Benchmark Futures Contracts or other permitted investments could be limited as a result of any or all of the following: evolving market conditions, a change in regulatory accountability levels and position limits imposed on UNL with respect to its investment in Futures Contracts, additional or different risk mitigation measures (including those that may be taken by UNL, UNL’s FCMs, counterparties or other market participants), with respect to UNL acquiring additional Futures Contracts, or UNL selling additional shares.

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

The NYSE Arca may halt trading in UNL’s shares, which could adversely impact an investor’s ability to sell shares.

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

The limited partners and shareholders take no part in the management or control, and have a minimal voice in UNL’s operations or business. Limited partners and shareholders must therefore rely upon the duties and judgment of USCF to manage UNL’s affairs. Limited partners and shareholders have no right to elect USCF on an annual or any other continuing basis. If USCF voluntarily withdraws, however, the holders of a majority of UNL’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing general partner and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 2/3 percent of UNL’s outstanding shares (excluding shares, if any, owned by USCF and its affiliates), subject to satisfaction of certain conditions set forth in the LP Agreement.

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

USCF’s LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by The Marygold Companies, Inc., a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain of his family members and certain other shareholders.

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

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, the SEC, CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Further, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on UNL is impossible to predict, but it could be substantial and adverse. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on UNL, please see “Item 1. Business - Commodities Regulation” in this annual report on Form 10-K.

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

UNL may determine to limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits as well as statutory or regulatory limits); (2) market conditions (including but not limited to those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures (including those that may be taken by UNL, UNL's FCMs, counterparties or other market participants) that limit UNL and other market participants from investing in particular natural gas futures contracts, UNL's management can determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

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

UNL may be subject to interest rate risk, which may prevent UNL from investing fully at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

Interest rate risk is the risk that fixed income securities and other investments in UNL’s portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and UNL may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, UNL may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in rising interest rate environments, it is possible that the Treasury Bills held by UNL will decline in value. When interest rates fall, UNL may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

As inflation increases, the present value of UNL’s assets may decline.

Inflation is a general increase in the overall price level of goods and services in the economy. The United States Federal Reserve has a stated goal of maintaining a two percent increase in inflation over the long run, as measured by the annual change in the price index for personal consumption expenditures.

Following the COVID-19 pandemic, the United States experienced inflation above the Federal Reserve’s stated two percent goal. Other world economies similarly experienced elevated inflation rates. The Federal Reserve increased rates and successfully reduced inflation so that it is close to the stated two percent goal. As a result, in 2024, the Federal Reserve began reducing interest rates. However, the rate of inflation in the United States is still above the stated two percent goal. Inflation has the effect of eroding the value of cash or bonds. In a high inflation environment the value of UNL’s cash and Treasury investments may decline.

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

With the increased use of technologies such as the internet and the dependence on computer systems to perform necessary business functions, UNL is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events such as a cyber-attack against UNL, a natural catastrophe, an industrial accident, failure of UNL’s disaster recovery systems, or consequential employee error. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyberattacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of UNL’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of UNL shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. Adverse effects can become particularly acute if those events affect UNL’s electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data. In addition, a service provider that has experienced a cyber-security incident may divert resources normally devoted to servicing UNL to addressing the incident, which would be likely to have an adverse effect on UNL’s operations. Cyber-attacks may also cause disruptions to the futures exchanges and clearinghouses through which UNL invests in futures contracts, which could result in disruptions to UNL’s ability to pursue its investment objective, resulting in financial losses to UNL and its shareholders.

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

Risk Management

UNL does not have computer systems or networks. Pursuant to the terms of the LP Agreement, UNL’s affairs are managed by USCF. USCF has implemented an information security program that is focused on ensuring the security and protection of computer systems and oversight of third-party service providers. This program includes specific provisions pertaining to data security and the security of information that, if disclosed, could have detrimental effects on UNL. Such provisions relate to the handling of information and computers, as well as the protection of computer systems and software from unauthorized persons. USCF engages a third-party consultant and service provider to assist with information technology services and advise on USCF’s information technology infrastructure. As needed, but no less frequently than annually, USCF evaluates its cybersecurity risk profile in accordance with its compliance policies and procedures. To mitigate the risks from cybersecurity threats posed by third parties, USCF conducts due diligence on its critical third-party service providers with respect to (1) the cybersecurity programs and policies that they have in place as well as how they safeguard sensitive information, and (2) how those programs and policies apply to customers, including USCF and UNL.

USCF’s procedures include guidance for determining the materiality of cybersecurity incidents, including with respect to cybersecurity incidents experienced by third-party service providers. Such determinations are made by USCF’s senior management, including its Chief Executive Officer, which uses both qualitative and quantitative factors in assessing the material impact of an incident. The factors include the functional impact, the information impact, costs, the observed activity, the location of observed activity, actor characterization, and recoverability of information. As of the date of this report, USCF is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect UNL, including its business strategy, results of operations, or financial condition.

Governance

The Director of Compliance, as identified below, provides regular reports to USCF’s Board of Directors on developments to the information security and cybersecurity risks facing UNL. Reports may include, among other things, an overview of the controls and procedures related to assessing, identifying, and managing risks related to cybersecurity threats, oversight of third-party service providers and related cybersecurity threats, and management’s evaluation of cybersecurity risks material to UNL.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Shares

UNL’s shares have traded on the NYSE Arca under the symbol “UNL” since November 18, 2009. As of December 31, 2024, UNL had approximately 3,338 holders of shares.

Dividends

UNL has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 16 baskets (comprising 800,000 shares) and 46 baskets (comprising 2,300,000 shares) for the three and twelve months ended December 31, 2024 respectively. The following table summarizes the redemptions by Authorized Participants during the three months ended December 31, 2024:

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
10/1/24 to 10/31/24	50,000	$7.56
11/1/24 to 11/30/24	150,000	7.74
12/1/24 to 12/31/24	600,000	7.61
Total	800,000

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

UNL invests primarily in natural gas futures contracts that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by UNL, UNL’s FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) swaps that are based on the price of natural gas, crude oil and, other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for natural gas contracts. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be ordered to reduce their aggregate net futures contracts back to the accountability level. The foregoing accountability levels and position limits are subject to change. As of December 31, 2024, UNL held 515 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the year ended December 31, 2024, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because of UNL’s investment strategy. UNL’s investment strategy is to invest in 12 consecutive months of futures contracts on natural gas as traded on the NYMEX, comprised of the near month contract to expire and the contracts for the following 11 months. UNL “rolls” the near-month futures contracts in its portfolio when the near month futures contract is within two weeks of expiration. For the year ended December 31, 2024, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

UNL may be subject to interest rate risk, which may prevent UNL from investing fully at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

Interest rate risk is the risk that fixed income securities and other investments in UNL's portfolio will fluctuate in value because of a change in interest rates.  Interest rate changes can be sudden and unpredictable, and UNL may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, UNL may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in risk interest rate environments, it is possible that the Treasury Bills held by UNL will decline in value. When interest rates fall, UNL may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

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

Price Movements

Natural gas futures prices were volatile during the year ended December 31, 2024. The average price of the Benchmark Futures Contracts started the year at $2.769 per million British thermal shares (“MMBtu”). The high of the year was on December 30, 2024 when the price of the Benchmark Futures Contracts reached $3.739 per MMBtu. The low of the year was on February 20, 2024 when the price dropped to $2.509 per MMBtu. The year ended with the Benchmark Futures Contracts at $3.622 per MMBtu, an increase of approximately 30.81% over the year. UNL’s per share NAV began the year at $8.58 and ended the year at $8.12 on December 31, 2024, an decrease of approximately (5.36)% over the year. The Benchmark Futures Contracts prices listed above began with the February 2024 to January 2025 contracts and ended with the February 2025 to January 2026 contracts. The increase of approximately 30.81% on the Benchmark Futures Contracts listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the year ended December 31, 2024, the natural gas futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Natural Gas Market

Results of Operations. As of December 31, 2024, UNL had 2,300,000 shares outstanding. On April 26, 2022, the SEC declared effective the registration statement filed by UNL that registered an unlimited number of shares. As a result, UNL has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UNL than are outstanding due to the redemption of shares.

As of December 31, 2024, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Americas LLC.

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Per share net asset value, end of year	$8.12	$8.58
Average daily total net assets	$18,119,892	$17,468,706
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$906,945	$845,458
Annualized yield based on average daily total net assets	5.01%	4.84%
Management fee	$117,177	$131,022
Total fees and other expenses excluding management fees	$257,905	$194,426
Total amount of the expense waiver	$80,982	$168,223
Expenses before the allowance of the expense waiver	$375,082	$325,448
Expenses after the allowance of the expense waiver	$294,100	$157,225
Total commissions accrued to brokers	$8,179	$5,945
Total commissions as annualized percentage of average total net assets	0.05%	0.03%

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

The decrease in the per share NAV for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to lower prices for natural gas and the related decrease in the value of the Natural Gas Futures Contracts in which UNL held and traded.

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2024, compared to the year ended December 31, 2023. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was higher during the year ended December 31, 2024, compared to the year ended December 31, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2024, compared to the year ended December 31, 2023 was due primarily to a increase in reporting costs and professional fees.

The increase in total commissions accrued to brokers for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2024, the average daily change in the average of the prices of the Benchmark Futures Contracts was 0.448%, while the average daily change in the per share NAV of UNL over the same time period was 0.464%. The average daily difference was 0.016% (or 1.6 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to December 31, 2024, the average daily change in the average price of the Benchmark Futures Contracts was (0.029)%, while the average daily change in the per share NAV of UNL over the same time period was (0.028)%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first graph exhibits the daily changes in the last 30 valuation days ended December 31, 2024. The second graph measures monthly below shows the daily movement of UNL’s per share NAV versus the daily movement of the Benchmark Futures Contracts for the 30 valuation day period ended December 31, 2024, the last trading day in December. The second chart below shows the monthly total returns of UNL as compared to the monthly value of the Benchmark Futures Contracts for the five years ended December 31, 2024.

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

For the year ended December 31, 2024, the actual total return of UNL as measured by changes in its per share NAV was (5.36)%. This is based on an initial per share NAV of $8.58 as of December 31, 2023 and an ending per share NAV as of December 31, 2024 of $8.12. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $7.74 as of December 31, 2024, for a total return over the relevant time period of (9.82)%. The difference between the actual per share NAV total return of UNL of (5.36)% and the expected total return based on the Benchmark Futures Contract of (9.82)% was a difference over the time period of 4.46%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the year ended December 31, 2023, the actual total return of UNL as measured by changes in its per share NAV was (50.23)%. This was based on an initial per share NAV of $17.24 as of December 31, 2022 and an ending per share NAV as of December 31, 2023 of $8.58. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $8.24 as of December 31, 2023, for a total return over the relevant time period of (52.20)%. The difference between the actual per share NAV total return of UNL of (50.23)%. and the expected total return based on the Benchmark Futures Contracts of (52.20)% was an error over the time period of 1.97%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

There are three factors that typically have impacted or are most likely to impact UNL’s ability to accurately track Benchmark Futures Contracts in addition to the foregoing.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be higher or lower relative to the daily changes in the average price of the Benchmark Futures Contracts. During the year ended December 31, 2024, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower than daily changes in the average of the prices of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2024. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near term. It is anticipated that fees and expenses paid by UNL may continue to be lower than interest earned by UNL. As such, USCF anticipates that UNL could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average price of the Benchmark Futures Contracts. During the year ended December 31, 2024, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between December 31, 2014 and December 31, 2024. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the year ended December 31, 2024, the average price of the Benchmark Natural Gas Futures Contracts traded in a range between $2.509 and $3.739. The average price of the Benchmark Natural Gas Futures Contracts increased 30.81% from the end of 2023 through December 31, 2024, finishing the quarter at $3.622.

The number of rigs dedicated to natural gas production fell from 120 at the start of the year to 102 by the end of the fourth quarter. Natural Gas stored in the United States stood at 3,413 billion cubic feet as of December 31, 2024, about 1.9% lower than the same time last year. While both domestic demand and U.S. exports of natural gas have generally increased over the last five years, U.S. production has also continued to increase, leading to storage surpluses over one-year ago and five-year ago levels throughout 2024. However, the Surplus narrowed significantly in the fourth quarter as weather-related demand increased. Overall mild temperatures relative to expectations for the better part of the year, and the persistent surplus of gas in storage have weighed on prices. While the previous administration’s restrictions on natural gas exports kept prices low, the increasing demand for LNG may lift prices, as could potential new demand for natural gas to power AI data centers.

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

For the ten-year time period between December 31, 2014 and December 31, 2024, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years

	Large		Global
	Cap US	US Gov’t	Equities
	Equities	Bonds	(FTSE			Unleaded
Correlation Matrix 10 Years	(S&P 600)	(BEUSG4 Index)	World Index)	Crude Oil	Heating Oil	Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.124	0.979	0.351	0.200	0.455	0.117
US Gov’t Bonds (BEUSG4 Index)		1.000	0.140	(0.260)	(0.408)	(0.197)	(0.164)
Global Equities (FTSE World Index)			1.000	0.395	0.239	0.493	0.071
Crude Oil				1.000	0.741	0.742	0.011
Heating Oil					1.000	0.632	0.055
Unleaded Gasoline						1.000	0.007
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year

	Large		Global
	Cap US	US Gov’t	Equities
	Equities	Bonds	(FTSE			Unleaded
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	World Index)	Crude Oil	Heating Oil	Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.622	0.968	(0.170)	(0.318)	(0.057)	0.063
US Gov’t Bonds (BEUSG4 Index)		1.000	0.744	(0.501)	(0.453)	(0.309)	0.013
Global Equities (FTSE World Index)			1.000	(0.283)	(0.473)	(0.098)	0.006
Crude Oil				1.000	0.779	0.858	(0.437)
Heating Oil					1.000	0.439	(0.241)
Unleaded Gasoline						1.000	(0.535)
Natural Gas							1.000
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

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The comparison of the fiscal years ended December 31, 2023 and 2022 can be found in UNL’s annual report on Form 10-K for the fiscal year ended December 31, 2023 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the year ended December 31, 2024, UNL’s expenses, pre and post expense waiver, did not exceed the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2024, UNL did not use other assets to pay expenses, post expense waiver. To the extent income exceeds expenses, UNL’s NAV will be positively impacted.

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

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2024, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of December 31, 2024, UNL held cash deposits and investments in Treasuries and money market funds in the amount of $17,860,450 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2024, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

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

In addition to USCF’s management fee, UNL pays its brokerage fees (including fees to an FCMs), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UNL’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to FCMs are on a contract-by-contract, or round turn, basis. UNL also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Financial Statements in Item 8 of this annual report on Form 10-K.

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

As of December 31, 2024, UNL’s portfolio consisted of 515 Natural Gas Futures NG contracts traded on the NYMEX. As of December 31, 2024, UNL did not hold any of Futures Contracts traded on the ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.uscfinvestments.com. The end of day portfolio disclosed on UNL’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contracts, and/or Other Natural Gas-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNL, UNL’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the UNL website, UNL may make available portfolio holdings information to Authorized Participants that reflects the Fund’s anticipated holdings.

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

To reduce the credit risk that arises in connection with such contracts, UNL will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to UNL due to the occurrence of a specified event, such as the insolvency of the counterparty, and requires the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty.

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

During the reporting period of this annual report on Form 10-K, UNL limited its OTC derivatives activities to EFRP transactions.

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

United States 12 Month Natural Gas Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UNL’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2024, UNL’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States 12 Month Natural Gas Fund, LP

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the schedules of investments, of United States 12 Month Natural Gas Fund, LP (the “Fund”) as of December 31, 2024 and 2023, the related statements of operations, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023 and the results of its operations, changes in partners' capital, and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The Fund’s financial statements for the year ended December 31, 2022 were audited by other auditors whose report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audits of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Fund’s auditor since 2023.

COHEN & COMPANY, LTD.

Philadelphia, Pennsylvania

March 4, 2025

United States 12 Month Natural Gas Fund, LP

Statements of Financial Condition

At December 31, 2024 and December 31, 2023

	December 31, 2024		December 31, 2023
Assets
Cash and cash equivalents (at cost $17,860,450 and $14,477,947, respectively) (Notes 2 and 5)	$17,860,450	(a)	$14,477,947
Equity in trading accounts:
Cash and cash equivalents (at cost $– and $6,113,231, respectively)	—		6,113,231
Unrealized gain (loss) on open commodity futures contracts	1,115,220		(4,450,405)
Receivable from General Partner (Note 3)	—		168,223
Dividends receivable	41,994		53,943
Interest receivable	27,345		18,055
Prepaid license fees	—		6,623
Prepaid insurance	534		2,121

Total Assets	$19,045,543		$16,389,738

Liabilities and Partners’ Capital
Payable due to Broker	$230,776		$—
General Partner management fees payable (Note 3)	9,657		10,902
Professional fees payable	131,309		79,649
Brokerage commissions payable	391		391
Directors’ fees payable	582		2,846
License fees payable	707		—

Total Liabilities	373,422		93,788

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—		—
Limited Partners	18,672,121		16,295,950
Total Partners’ Capital	18,672,121		16,295,950

Total Liabilities and Partners’ Capital	$19,045,543		$16,389,738

Limited Partners’ shares outstanding	2,300,000		1,900,000
Net asset value per share	$8.12		$8.58
Market value per share	$8.17		$8.58
(a)	A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Schedule of Investments

At December 31, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2025 contracts, expiring January 2025	$1,507,310	43	$54,880	0.29
NYMEX Natural Gas Futures NG March 2025 contracts, expiring February 2025	1,325,307	43	6,833	0.04
NYMEX Natural Gas Futures NG April 2025 contracts, expiring March 2025	1,226,637	42	62,763	0.34
NYMEX Natural Gas Futures NG May 2025 contracts, expiring April 2025	1,299,545	43	57,965	0.31
NYMEX Natural Gas Futures NG June 2025 contracts, expiring May 2025	1,353,278	43	80,772	0.43
NYMEX Natural Gas Futures NG July 2025 contracts, expiring June 2025	1,475,965	43	38,495	0.21
NYMEX Natural Gas Futures NG August 2025 contracts, expiring July 2025	1,416,560	43	114,240	0.61
NYMEX Natural Gas Futures NG September 2025 contracts, expiring August 2025	1,406,475	43	116,587	0.62
NYMEX Natural Gas Futures NG October 2025 contracts, expiring September 2025	1,404,005	43	152,165	0.82
NYMEX Natural Gas Futures NG November 2025 contracts, expiring October 2025	1,531,437	43	148,143	0.79
NYMEX Natural Gas Futures NG December 2025 contracts, expiring November 2025	1,695,166	43	181,354	0.97
NYMEX Natural Gas Futures NG January 2026 contracts, expiring December 2025	1,901,055	43	101,023	0.54
Total Open Futures Contracts	$17,542,740	515	$1,115,220	5.97

			% of
	Shares/Principal	Market	Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.43%#	11,000,000	$11,000,000	58.91
Total United States Money Market Funds		$11,000,000	58.91

#Reflects the 7-day yield at December 31, 2024.

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

United States 12 Month Natural Gas Fund, LP

Statements of Operations

For the years ended December 31, 2024, 2023 and 2022

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(7,409,144)	$(17,944,426)	$12,345,209
Change in unrealized gain (loss) on open commodity futures contracts	5,565,625	3,969,335	(8,968,249)
Dividend income	557,193	723,226	510,818
Interest income	349,752	122,232	54,908
ETF transaction fees	11,200	6,650	9,100
Total Income (Loss)	$(925,374)	$(13,122,983)	$3,951,786

Expenses
General Partner management fees (Note 3)	$117,177	$131,022	$266,267
Professional fees	235,573	168,584	188,633
Brokerage commissions	8,179	5,945	8,670
Directors’ fees and insurance	9,867	17,277	14,201
License fees	4,286	2,620	5,325
Total Expenses	375,082	325,448	483,096
Expense waiver (Note 4)	(80,982)	(168,223)	(163,576)
Net Expenses	$294,100	$157,225	$319,520
Net Income (Loss)	$(1,219,474)	$(13,280,208)	$3,632,266
Net Income (Loss) per limited partner share	$(0.46)	$(8.66)	$5.59
Net Income (Loss) per weighted average limited partner share	$(0.53)	$(8.61)	$2.12
Weighted average limited partner shares outstanding	2,316,940	1,542,877	1,715,205

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statement of Changes in Partners’ Capital

For the years ended December 31, 2024, 2023 and 2022

	Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Balances at beginning of year	$16,295,950	$24,991,934	$16,312,586
Addition of 2,700,000, 1,250,000 and 1,950,000 partnership shares, respectively	21,720,123	14,459,823	41,366,621
Redemption of (2,300,000), (800,000) and (1,900,000) partnership shares, respectively	(18,124,478)	(9,875,599)	(36,319,539)
Net income (loss)	(1,219,474)	(13,280,208)	3,632,266

Balances at end of year	$18,672,121	$16,295,950	$24,991,934

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Cash Flows

For the years ended December 31, 2024, 2023 and 2022

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(1,219,474)	$(13,280,208)	$3,632,266
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(5,565,625)	(3,969,335)	8,968,249
(Increase) decrease in receivable from General Partner	168,223	(4,647)	(34,828)
(Increase) decrease in dividends receivable	11,949	40,062	(93,733)
(Increase) decrease in interest receivable	(9,290)	(10,229)	(7,747)
(Increase) decrease in prepaid insurance	1,587	(1,361)	(315)
(Increase) decrease in prepaid license fees	6,623	137	(5,735)
Increase (decrease) in payable due to Broker	230,776	—	—
Increase (decrease) in General Partner management fees payable	(1,245)	(9,169)	9,431
Increase (decrease) in professional fees payable	51,660	(15,096)	36,099
Increase (decrease) in directors’ fees payable	(2,264)	—	74
Increase (decrease) in license fees payable	707	—	—
Net cash provided by (used in) operating activities	(6,326,373)	(17,249,846)	12,503,761

Cash Flows from Financing Activities:
Addition of partnership shares	21,720,123	14,459,823	41,366,621
Redemption of partnership shares	(18,124,478)	(9,875,599)	(36,319,539)
Net cash provided by (used in) financing activities	3,595,645	4,584,224	5,047,082

Net Increase (Decrease) in Cash and Cash Equivalents	(2,730,728)	(12,665,622)	17,550,843

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	20,591,178	33,256,800	15,705,957
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$17,860,450	$20,591,178	$33,256,800

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$17,860,450	$14,477,947	$22,036,438
Equity in Trading Accounts:
Cash and cash equivalents	—	6,113,231	11,220,362
Total Cash, Cash Equivalents and Equity in Trading Accounts	$17,860,450	$20,591,178	$33,256,800

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Financial Statements

For the years ended December 31, 2024, 2023 and 2022

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

As of December 31, 2024, UNL held 515 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2024.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2024.

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

Recently Issued Accounting Pronouncement

UNL adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”).  UNL operates in one segment.  The segment derives its revenues from investments made in accordance with the defined investment strategy of UNL, as prescribed in UNL's prospectus.  The Chief Operating Decision Maker (“CODM”) is the general partner, USCF. The CODM monitors the operating results of the Fund as part of making decisions for allocating resources and evaluating performance.

NOTE 3 — FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of UNL in accordance with the objectives and policies of UNL. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to UNL. For these services, UNL was contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.75% per annum of average daily total net assets through April 30, 2024. Effective May 1, 2024, the management fee that UNL is contractually obligated to pay USCF, which is based on UNL’s average daily total net assets and is paid monthly, was reduced from 0.75% per annum to 0.60% per annum.

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2024, 2023 and 2022, UNL did not incur in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 totaled $9,867, for UNL and, in the aggregate for UNL and the Related Public Funds, $916,574. For the year ended December 31, 2023, these fees and expenses were $17,277 for UNL and, in the aggregate for UNL and the Related Public Funds, $1,210,000. For the year ended December 31, 2022, these fees and expenses were $14,201 for UNL and, in the aggregate for UNL and the Related Public Funds, $1,258,000.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on December 4, 2007, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2024, 2023 and 2022, UNL incurred $4,286, $2,620 and $5,325, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs were $212,923 for the year ending December 31, 2024. For the years ending December 31, 2023, and 2022 UNL’s investor reporting costs totaled $154,634 and $135,833, respectively. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 - Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceeded 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF had no obligation to continue such payments into subsequent periods and such waiver was terminated on April 30, 2024. For the years ended December 31, 2024, 2023, and 2022 USCF waived $80,982, $168,223, and $163,576 respectively, of UNL’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 - Contracts and Agreements.

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

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Total commissions accrued to brokers	$8,179	$5,945	$8,670
Total commissions as annualized percentage of average total net assets	0.05%	0.03%	0.02%

The increase in total commissions accrued to brokers for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to a higher number of natural gas futures contracts being held and traded.

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

All of the futures contracts held by UNL through December 31, 2024, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2024 and December 31, 2023, UNL held investments in money market funds in the amounts of $11,000,000 and $11,000,000, respectively. UNL also holds cash deposits with its custodian. As of December 31, 2024 and December 31, 2023, UNL held cash deposits in the amounts of $6,860,450 and $9,591,178 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCMs cease operations.

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

For the year ended December 31, 2024, the monthly average volume of open future contract notional value was $20,100,908. For the year ended December 31, 2023, the monthly average volume of open future contract notional value was $23,034,410.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2024, 2023 and 2022 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Per Share Operating Performance:
Net asset value, beginning of year	$8.58	$17.24	$11.65
Total income (loss)	(0.33)	(8.56)	5.78
Total expenses	(0.13)	(0.10)	(0.19)
Net increase (decrease) in net asset value	(0.46)	(8.66)	5.59
Net asset value, end of year	$8.12	$8.58	$17.24

Total Return	(5.36)%	(50.23)%	47.98%

Ratios to Average Net Assets
Total income (loss)	(5.11)%	(75.12)%	11.13%
Management fees	0.65%	0.75%	0.75%
Total expenses excluding management fees	1.42%	1.11%	0.61%
Expense waived	(0.45)%	(0.96)%	(0.46)%
Net expense excluding management fees	0.97%	0.15%	0.15%
Net income (loss)	(6.73)%	(76.02)%	10.23%

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

NOTE 7 — QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2024	2024	2024	2024
Total Income (Loss)	$(2,240,246)	$1,256,939	$(494,126)	$552,059
Total Expenses	99,756	93,166	106,782	75,378
Expense Waivers	(61,732)	(14,478)	(4,772)	—
Net Expense	38,024	78,688	102,010	75,378
Net Income (Loss)	$(2,278,270)	$1,178,251	$(596,136)	$476,681
Net Income (Loss) per Share	$(0.81)	$0.51	$(0.36)	$0.20

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2023	2023	2023	2023
Total Income (Loss)	$(7,559,729)	$(138,182)	$(881,541)	$(4,543,531)
Total Expenses	66,569	64,670	88,460	105,749
Expense Waivers	(28,970)	(29,715)	(48,528)	(61,010)
Net Expense	37,599	34,955	39,932	44,739
Net Income (Loss)	$(7,597,328)	$(173,137)	$(921,473)	$(4,588,270)
Net Income (Loss) per Share	$(5.58)	$(0.15)	$(0.64)	$(2.29)

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

The following table summarizes the valuation of UNL’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$11,000,000	$11,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,115,220	1,115,220	—	—

The following table summarizes the valuation of UNL’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$11,000,000	$11,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(4,450,405)	(4,450,405)	—	—

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	December 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2024	2023
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$1,115,220	$(4,450,405)

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31,		December 31,		December 31,
		2024		2023		2022
			Change in		Change in		Change in
Derivatives			Unrealized	Realized	Unrealized	Realized	Unrealized
not	Location of	Realized	Gain	Gain	Gain	Gain	Gain
Accounted	Gain (Loss) on	Gain (Loss) on	(Loss) on	(Loss) in	(Loss) on	(Loss) in	(Loss) on
for as	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives
Hedging	Recognized	Recognized	Recognized	Recognized	Recognized	Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income	in Income	in Income	in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$(7,409,144)		$(17,944,426)		$12,345,209

	Change in unrealized gain (loss) on open commodity futures contracts		$5,565,625		$3,969,335		$(8,968,249)

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

Item 9B. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended December 31, 2024.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UNL has no executive officers. Pursuant to the terms of the LP Agreement, UNL’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
John P. Love	53	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	61	Chief Financial Officer, Secretary and Treasurer
Andrew F Ngim	64	Chief Operating Officer and Portfolio Manager
Robert L. Nguyen	65	Management Director
Kathryn D. Rooney	52	Management Director, Chief Marketing Officer
Daphne G. Frydman	50	Director of Compliance
Ray W. Allen	68	Portfolio Manager
Kevin A. Baum	54	Chief Investment Officer
Gordon L. Ellis	78	Independent Director
Malcolm R. Fobes III	60	Independent Director
Peter M. Robinson	68	Independent Director

Ray W. Allen, 68, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (5) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 54, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also has served as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, and a swap associated person since November 2020. He also is an associated person of USCF Advisers as of February 2017, and, as of June 2021, a principal and swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 and FINRA Series 7 registrations.

Stuart P. Crumbaugh, 61, Management Director of USCF since April 2023 and Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of USCF ETF Trust since May 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Also, Mr. Crumbaugh served as the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc. (formerly Wainwright Holdings, Inc.) (“USCF Investments”) from December 2017 to January 2024 and as a management director on the board of directors of Marygold from April 2023 to January 2024. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant - Michigan (inactive).

Daphne G. Frydman, 50, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is listed as a principal of USCF as of June 1, 2022. Ms. Frydman earned her J.D. from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

John P. Love, 53, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love also served as a portfolio manager of USCF from April 2006 until April 2015. Mr. Love has served on the Board of Managers of USCF Advisers since November 2016 and as its President since June 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as the President and Chief Executive Officer of the USCF ETF Trust since December 2015. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 2005 to April 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person and, swap associated person of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 64, co-founded USCF in 2005 and has served as the Chief Operating Officer of USCF since August 2016. He also served as a Management Director of USCF from May 2005 to April 2023. Mr. Ngim served as the portfolio manager for USCI and CPER since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, from May 2018 to present, (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present, (3) the USCF Energy Commodity Strategy Absolute Return Fund from May 2023 to present, and (4) the USCF Sustainable Commodity Strategy Fund from August 9, 2023 to present. Mr. Ngim served as a Management Trustee of the USCF ETF Trust from August 2014 to August 2023. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 65, Management Director and principal since July 2015. Mr. Nguyen served on the Board of USCF Investments from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Kathryn D. Rooney, 52, Management Director of USCF since April 2023 and Chief Marketing Officer of USCF since January 2016. She also served as a member of the Board of Directors of The Marygold Companies, which is the parent of USCF Investments, Inc., from January 2017 to April 2023. USCF Investments, Inc. is the sole member of USCF. Previously, Ms. Rooney was the National Sales Director at USCF from January 2007 to December 2015. Ms. Rooney was the Director of Business Development at the Ameristock Corporation, a California-based registered investment adviser, from September 2003 to January 2007. Prior to joining the Ameristock Corporation, she was Regional Sales Director at Accessor Capital Management, a registered investment adviser that was based in Seattle, Washington, from October 2002 to August 2003, National Sales Director at ALPS Mutual Fund Services, Inc., a boutique investment services company offering outsourced back office operations and distribution services to mutual fund managers, from June 1999 to October 2002, and Trust Officer at Fifth Third Bancorp, an American bank holding company headquartered in Ohio, from June 1994 to May 1999. Additionally, Ms. Rooney has been registered as an associated person of USCF since August 2015 and from December 2005 to April 2009 and is listed as a principal of USCF effective as of April 2023. Additionally, effective as of February 2017, she is an associated person of USCF Advisers, LLC, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Rooney graduated from Wellesley College with a B.A. in economics and psychology in June 1994.

Gordon L. Ellis, 78, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an M.B.A. in international finance.

Malcolm R. Fobes III, 60, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 67, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an M.B.A. from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, and USCF Investments, Inc., formerly Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, and Kevin A. Baum. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in UNL. Ray W. Allen makes trading and investment decisions for UNL. Ray W. Allen, Darius Coby, Seth Lancaster and Zach Sanchez execute trades on behalf of UNL. In addition, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, and Maya Lowry are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Insider Trading Policy

USCF has adopted an insider trading policy applicable to USCF’s directors, officers and employees, which is included as an exhibit to this annual report on Form 10-K.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

UNL does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UNL and other entities controlled by USCF. UNL does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UNL pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% of average daily total net assets. For 2024, UNL accrued aggregate management fees of $117,177. Effective May 1, 2024, the management fee that UNL is contractually obligated to pay USCF, which is based on UNL’s average daily total net assets and is paid monthly, was reduced from 0.75% per annum to 0.60% per annum. Simultaneously, the voluntary fee waiver, pursuant to which USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis, was terminated and no longer in effect as of May 1, 2024.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2024, by the directors of USCF. UNL’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2024 was $9,867.

Change in
Pension Value
	Fees				and
	Earned				Nonqualified
	or Paid			Non-Equity	Deferred
	in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
John P. Love	$—	NA	NA	NA	NA	$—	$—
Stuart P. Crumbaugh	$—	NA	NA	NA	NA	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	NA	$—	$—
Kathryn D. Rooney	$—	NA	NA	NA	NA	$—	$—
Independent Directors
Peter M. Robinson	$2,355	NA	NA	NA	NA	$—	$2,355
Gordon L. Ellis	$2,355	NA	NA	NA	NA	$—	$2,355
Malcolm R. Fobes III(1)	$2,826	NA	NA	NA	NA	$—	$2,826
(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Director Independence

In February 2024, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, UNL or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to UNL by its independent auditors for the last two fiscal years are as follows:

	2024	2023
Audit fees	$22,500	$12,500
Audit-related fees	—	—
Tax fees	17,000	17,000
All other fees	5,000	5,000
	$44,500	$34,500

Audit fees consist of fees paid to Cohen & Company, Ltd. for (i) the audit of UNL’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of UNL’s current reports on Form 8-K; (ii) the audit of UNL’s internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 74.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(6)	Third Amended and Restated Agreement of Limited Partnership.
3.3(8)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(14)	Description of Securities.
10.1(3)	Form of Authorized Participant Agreement.
10.2(4)	Marketing Agent Agreement.
10.3(5)	Amendment Agreement to the Marketing Agent Agreement.
10.4(2)	Second Amendment Agreement to the Marketing Agent Agreement.
10.4(3)	Third Amendment Agreement to the Marketing Agent Agreement.
10.5(7)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.6(9)	Form of Custody Agreement with The Bank of New York Mellon.
10.7(9)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.8(9)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon
10.9(10)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.10(11)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.11(12)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.12(13)	Form of Customer Agreement with Macquarie Futures USA LLC.
19.1(15)	Insider Trading Policies and Procedures
23.1(15)	Consent of Independent Registered Public Accounting Firm.
31.1(15)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(15)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(15)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(15)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
97.1(14)	Dodd-Frank Compensation Recoupment Policy.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-144409) filed on July 6, 2007.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2012, filed on March 26, 2013.

(3)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-144409) filed on November 2, 2009.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-144409) filed on September 24, 2009.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 14, 2012.
(6)	Incorporated by reference to Registrant’s report on Form 8-K filed on December 15, 2017.
(7)	Incorporated by reference to Registrant’s report on Form 8-K filed on October 24, 2011.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2015, filed on March 24, 2016.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 9, 2020.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 8, 2024.
(15)	Filed herewith.

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

Date: March 4, 2025

By:	/s/ Stuart P. Crumbaugh

Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 4, 2025

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Kathryn D. Rooney	Management Director	March 4, 2025
Kathryn D. Rooney

/s/ John P. Love	Management Director	March 4, 2025
John P. Love

/s/ Stuart P. Crumbaugh	Management Director	March 4, 2025
Stuart P. Crumbaugh

/s/ Robert L. Nguyen	Management Director	March 4, 2025
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	March 4, 2025
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 4, 2025
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 4, 2025
Malcolm R. Fobes III