Form 10-Q
period 2025-03-31
United States 12 Month Natural Gas Fund, LP
filed 2025-05-09
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025.

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

The registrant had 1,350,000 outstanding shares as of May 7, 2025.

United States 12 Month Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States 12 Month Natural Gas Fund, LP

Statements of Financial Condition

At March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents (at cost $15,009,601 and $17,860,450, respectively) (Notes 2 and 5)	$15,009,601	$17,860,450
Equity in trading accounts:
Unrealized gain (loss) on open commodity futures contracts	3,344,114	1,115,220
Dividends receivable	36,201	41,994
Interest receivable	24,567	27,345
Prepaid insurance	7,500	534

Total Assets	$18,421,983	$19,045,543

Liabilities and Partners’ Capital
Payable due to Broker	$1,891,886	$230,776
General Partner management fees payable (Note 3)	8,966	9,657
Professional fees payable	99,455	131,309
Brokerage commissions payable	391	391
Directors’ fees payable	656	582
License fees payable	1,360	707

Total Liabilities	2,002,714	373,422

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	16,419,269	18,672,121
Total Partners’ Capital	16,419,269	18,672,121

Total Liabilities and Partners’ Capital	$18,421,983	$19,045,543

Limited Partners’ shares outstanding	1,600,000	2,300,000
Net asset value per share	$10.26	$8.12
Market value per share	$10.25	$8.17

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Schedule of Investments (Unaudited)

At March 31, 2025

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts – Long
United States Contracts
NYMEX Natural Gas Futures NG May 2025 contracts, expiring April 2025	$923,786	31	$353,104	2.15
NYMEX Natural Gas Futures NG June 2025 contracts, expiring May 2025	913,534	29	320,996	1.96
NYMEX Natural Gas Futures NG July 2025 contracts, expiring June 2025	981,447	29	316,013	1.92
NYMEX Natural Gas Futures NG August 2025 contracts, expiring July 2025	965,150	29	352,900	2.15
NYMEX Natural Gas Futures NG September 2025 contracts, expiring August 2025	960,395	29	345,765	2.11
NYMEX Natural Gas Futures NG October 2025 contracts, expiring September 2025	994,928	30	366,772	2.23
NYMEX Natural Gas Futures NG November 2025 contracts, expiring October 2025	1,083,449	30	347,551	2.12
NYMEX Natural Gas Futures NG December 2025 contracts, expiring November 2025	1,158,246	29	347,724	2.12
NYMEX Natural Gas Futures NG January 2026 contracts, expiring December 2025	1,337,905	30	295,895	1.80
NYMEX Natural Gas Futures NG February 2026 contracts, expiring January 2026	1,350,729	30	170,571	1.04
NYMEX Natural Gas Futures NG March 2026 contracts, expiring February 2026	1,171,790	29	123,930	0.75
NYMEX Natural Gas Futures NG April 2026 contracts, expiring March 2026	1,238,037	31	2,893	0.02
Total Open Futures Contracts	$13,079,396	356	$3,344,114	20.37

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.27%#	10,000,000	$10,000,000	60.90
Total United States Money Market Funds		$10,000,000	60.90

#Reflects the 7-day yield at March 31, 2025.

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

United States 12 Month Natural Gas Fund, LP

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$1,827,746	$(4,924,948)
Change in unrealized gain (loss) on open commodity futures contracts	2,228,894	2,465,648
Dividend income	109,978	142,959
Interest income	74,528	73,645
ETF transaction fees	2,800	2,450
Total Income (Loss)	$4,243,946	$(2,240,246)

Expenses
General Partner management fees (Note 3)	$26,103	$31,687
Professional fees	28,273	59,321
Brokerage commissions	1,357	3,282
Directors’ fees and insurance	1,153	4,832
License fees	2,186	634
Total Expenses	59,072	99,756
Expense waiver (Note 3)	—	(61,732)
Net Expenses	$59,072	$38,024
Net Income (Loss)	$4,184,874	$(2,278,270)
Net Income (Loss) per limited partner share	$2.14	$(0.81)
Net Income (Loss) per weighted average limited partner share	$2.20	$(1.10)
Weighted average limited partner shares outstanding	1,900,556	2,074,725

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2025 and 2024

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Balances at beginning of period	$18,672,121	$16,295,950
Addition of 50,000 and 1,500,000 partnership shares, respectively	511,104	12,693,042
Redemption of (750,000) and (1,200,000) partnership shares, respectively	(6,948,830)	(9,610,135)
Net income (loss)	4,184,874	(2,278,270)

Balances at end of period	$16,419,269	$17,100,587

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$4,184,874	$(2,278,270)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(2,228,894)	(2,465,648)
(Increase) decrease in receivable from General Partner	—	106,491
(Increase) decrease in dividends receivable	5,793	5,262
(Increase) decrease in interest receivable	2,778	(4,561)
(Increase) decrease in prepaid other	—	634
(Increase) decrease in prepaid insurance	(6,966)	(946)
Increase (decrease) in payable due to Broker	1,661,110	—
Increase (decrease) in General Partner management fees payable	(691)	(139)
Increase (decrease) in professional fees payable	(31,854)	(24,045)
Increase (decrease) in directors’ fees payable	74	(24)
Increase (decrease) in license fees payable	653	—
Net cash provided by (used in) operating activities	3,586,877	(4,661,246)

Cash Flows from Financing Activities:
Addition of partnership shares	511,104	12,693,042
Redemption of partnership shares	(6,948,830)	(9,610,135)
Net cash provided by (used in) financing activities	(6,437,726)	3,082,907

Net Increase (Decrease) in Cash and Cash Equivalents	(2,850,849)	(1,578,339)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	17,860,450	20,591,178
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$15,009,601	$19,012,839

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$15,009,601	$15,055,290
Equity in Trading Accounts:
Cash and cash equivalents	—	3,957,549
Total Cash, Cash Equivalents and Equity in Trading Accounts	$15,009,601	$19,012,839

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Financial Statements (Unaudited)

For the period ended March 31, 2025

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

In addition, USCF believes that market arbitrage opportunities will cause daily changes in UNL’s share price on the NYSE Arca on a percentage basis to closely track average daily changes in UNL’s per share NAV on a percentage basis. USCF further believes that the daily changes in average of the prices of the Benchmark Futures Contracts have historically closely tracked the daily changes in the spot price of natural gas. USCF believes that the net effect of these two expected relationships will be that the daily changes in the price of UNL’s shares on the NYSE Arca on a percentage basis will continue to closely track the daily changes in the spot price of natural gas on a percentage basis, plus interest earned on UNL’s collateral holdings, less UNL’s expenses.

Investors should be aware that UNL’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas nor is UNL’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation may impact and have impacted the total return on an investment in UNL’s shares during the past year relative to a hypothetical direct investment in natural gas and, in the future, it is likely that the relationship between the market price of UNL’s shares and changes in the spot prices of natural gas will continue to be impacted by contango and backwardation. It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing natural gas, which could be substantial.

As of March 31, 2025, UNL held 356 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the financial statements for the interim period.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2025.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2025.

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

Recently Issued Accounting Pronouncement

UNL adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) -Improvements to Reportable Segment Disclosures (“ASU 2023-07”). UNL operates in one segment. The segment derives its revenues from investments made in accordance with the defined investment strategy of UNL, as prescribed in UNL’s prospectus. The Chief Operating Decision Maker (“CODM”) is the general partner, USCF. The CODM monitors the operating results of the Fund as part of making decisions for allocating resources and evaluating performance.

NOTE 3 — FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of UNL in accordance with the objectives and policies of UNL. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to UNL. For these services, UNL is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.60% per annum of average daily total net assets. Effective May 1, 2024, the management fee that UNL is contractually obligated to pay USCF, which is based on UNL’s average daily total net assets and is paid monthly, was reduced from 0.75% per annum to 0.60% per annum.

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2025 and 2024, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2025 are estimated to be a total of $10,000 for UNL and, in the aggregate for UNL and the Related Public Funds, $883,000.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2025 and 2024, UNL incurred $2,186 and $634, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $150,000 for the year ending December 31, 2025. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fee Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 - Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceeded 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF had no obligation to continue such payments into subsequent periods and such waiver was terminated on April 30, 2024. For the three months ended March 31, 2025 and 2024 USCF waived $0 and $61,732 respectively, of UNL’s expenses. This voluntary expense waiver was in addition to those amounts USCF was contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Brokerage and Futures Commission Merchant Agreements

UNL entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UNL’s FCM effective October 10, 2013. UNL has engaged each of Marex North America, LLC, formerly RCG Division of Marex Spectron (“MNA”), Marex Capital Markets Inc., formerly E D & F Man Capital Markets, Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”), and ADM Investor Services Inc. (“ADMIS”) to serve as additional FCMs to UNL effective on May 28, 2020, June 5, 2020, December 3, 2020, and August 8, 2023, respectively. The agreements with UNL’s FCMs require the FCMs to provide services to UNL in connection with the purchase and sale of Oil Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNL’s account. In accordance with the FCM agreements, UNL pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNL redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNL also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas -Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Total commissions accrued to brokers	$1,357	$3,282
Total commissions as annualized percentage of average total net assets	0.03%	0.08%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a lower number of natural gas futures contracts being held and traded.

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

Market volatility is attributable to things like the COVID-19 pandemic and related supply chain disruptions, war (such as the Russia-Ukraine war), continuing disputes among natural gas-producing countries, the introduction of or changes in tariffs or trade barriers, and trade wars between nations. Events such as these, and others, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNL and the impact of which could limit UNL’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contracts. In such a circumstance, UNL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Natural-Gas Related Investments.

All of the futures contracts held by UNL through March 31, 2025, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2025 and December 31, 2024, UNL held investments in money market funds in the amounts of $10,000,000 and $11,000,000, respectively. UNL also holds cash deposits with its custodian and FCMs. As of March 31, 2025 and December 31, 2024, UNL held cash deposits in the amounts of $5,009,601 and $6,860,450 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCMs cease operations.

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

For the three months ended March 31, 2025 and 2024, the monthly average volume of open future contract notional value was $14,687,821 and $21,458,282, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2025 and 2024 for the shareholders. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$8.12	$8.58
Total income (loss)	2.17	(0.79)
Total expenses	(0.03)	(0.02)
Net increase (decrease) in net asset value	2.14	(0.81)
Net asset value, end of period	$10.26	$7.77

Total Return	26.35%	(9.44)%

Ratios to Average Net Assets
Total income (loss)	24.05%	(13.18)%
Management fees#	0.60%	0.75%
Total expenses excluding management fees#	0.76%	1.61%
Expense waived#	—%	(1.46)%
Net expense excluding management fees#	0.76%	0.15%
Net income (loss)	23.72%	(13.40)%

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

The following table summarizes the valuation of UNL’s securities at March 31, 2025 using the fair value hierarchy:

At March 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$10,000,000	$10,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,344,114	3,344,114	—	—

The following table summarizes the valuation of UNL’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$11,000,000	$11,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,115,220	1,115,220	—	—

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of
	Financial	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Condition Location	March 31, 2025	December 31, 2024
Futures - Commodity Contracts	Unrealized gain(loss) on open commodity futures contracts	$3,344,114	$1,115,220

The Effect of Derivative Instruments on the Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2025		March 31, 2024
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$1,827,746		$(4,924,948)

	Change in unrealized gain (loss) on open commodity futures contracts		$2,228,894		$2,465,648

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this quarterly report on Form 10-Q that address activities, events or developments that will or may occur in the future, including such matters as changes in inflation in the United States, movements in the stock market, movements in U.S. and foreign currencies, and market volatility in the commodities markets and futures markets and indexes that track such movements, the Russia-Ukraine war and conflicts in the Middle East, UNL’s operations, USCF’s plans and references to UNL’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses USCF has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to USCF’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this quarterly report on Form 10-Q, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this quarterly report on Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments USCF anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, UNL’s operations or the value of its shares.

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

Introduction

UNL, a Delaware limited partnership, is a commodity pool that issues shares that are traded on the NYSE Arca. The investment objective of UNL is for the average daily percentage changes in the NAV per share to reflect the average daily percentage changes of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), plus interest earned on UNL’s collateral holdings less UNL’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. When calculating the daily movement of the average price of the 12 contracts, each contract month is equally weighted. UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the average of the prices of the Benchmark Futures Contracts over the same period. UNL’s investment strategy is designed to provide investors with a cost effective way to invest indirectly in natural gas and to hedge against movements in the spot price of natural gas. As a result, investors should be aware that UNL would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily prices of the Benchmark Futures Contracts, provided that the average daily percentage change in UNL’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the prices of the Benchmark Futures Contracts over the same period.

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for natural gas contracts. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on UNL and the Related Public Funds’ activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be required to reduce their aggregate contracts back to the accountability level. The foregoing accountability levels and position limits are subject to change. As of March 31, 2025, UNL held 356 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the three months ended March 31, 2025, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because of UNL’s investment strategy. UNL’s investment strategy is to invest in 12 consecutive months of futures contracts on natural gas as traded on the NYMEX, comprised of the near month contract to expire and the contracts for the following 11 months. UNL “rolls” the near-month futures contracts in its portfolio when the near month futures contract is within two weeks of expiration. For the three months ended March 31, 2025, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

Natural disasters, public health disruptions (such as the COVID-19 pandemic), and international armed conflicts could impact the price of commodities and/or the value, pricing and liquidity of UNL‘s investments or assets which, in turn, could cause the loss of your investment in UNL.

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

Geopolitical conflict, including war and armed conflicts (such as the Russia-Ukraine war, conflicts in the Middle East, and the expansion of such conflicts in surrounding areas), sanctions, the introduction of or changes in tariffs or trade barriers, global or local recessions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities such as natural gas and the value, pricing, and liquidity of the investments or other assets held by UNL.

A negative impact on, or volatility in, the price of natural gas or the value, pricing and liquidity of UNL’s investments or other assets resulting from the occurrence of any of the aforementioned events, or similar events, could cause you to lose all, or substantially all, of your investment in UNL.

UNL may be subject to interest rate risk, which may prevent UNL from investing fully at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss.

Interest rate risk is the risk that fixed income securities and other investments in UNL’s portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and UNL may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, UNL may not be able to fully invest at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in rising interest rate environments, it is possible that the Treasuries held by UNL will decline in value. When interest rates fall, UNL may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasuries or money market security at a lower interest rate.

As inflation increases, the present value of UNL’s assets may decline.

Inflation is a general increase in the overall price level of goods and services in the economy. The United States Federal Reserve has a stated goal of maintaining a two percent increase in inflation over the long run, as measured by the annual change in the price index for personal consumption expenditures. Following the COVID-19 pandemic, the United States experienced inflation above the Federal Reserve’s stated two-percent goal. Other world economies similarly experienced elevated inflation rates. The Federal Reserve increased interest rates and successfully reduced inflation so that it is close to the stated two percent goal. As a result, in 2024, the Federal Reserve began reducing interest rates. However, the rate of inflation in the United States is still above the stated two percent goal. Inflation has the effect of eroding the value of cash or bonds. In a high inflation environment the value of UNL’s cash and Treasury investments may decline.

UNL may potentially lose money by investing in government money market funds.

UNL invests in government money market funds. Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and UNL may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”) or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. UNL cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2025. The average price of the Benchmark Futures Contracts started the period at $3.622 per million British thermal shares (“MMBtu”). The high of the period was on  March 10, 2025 when the price of the Benchmark Futures Contracts reached $4.931 per MMBtu. The low of the period was on January 3, 2025 when the price dropped to $3.507 per MMBtu. The period ended with the Benchmark Futures Contracts at $4.616 per MMBtu, an increase of approximately 27.44% over the period. UNL’s per share NAV began the period at $8.12 and ended the period at $10.26 on March 31, 2025, an increase of approximately 26.35% over the period. The Benchmark Futures Contracts prices listed above began with the February 2025 to January 2026 contracts and ended with the May 2025 to April 2026 contracts. An increase of approximately 27.44% on the Benchmark Futures Contracts listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the three months ended March 31, 2025, the natural gas futures market experienced states of both mild contango and backwardation. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Natural Gas Market

Results of Operations. As of March 31, 2025, UNL has 1,600,000 shares outstanding. On April 26, 2022, the SEC declared effective the registration statement filed by UNL that registered an unlimited number of shares. As a result, UNL has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UNL than are outstanding due to the redemption of shares.

As of March 31, 2025, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets, Inc., JP Morgan Securities Inc., Jane Street Capital LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Average daily total net assets	$17,643,383	$17,003,459
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$184,506	$216,604
Annualized yield based on average daily total net assets	4.24%	5.12%
Management fee	$26,103	$31,687
Total fees and other expenses excluding management fees	$32,969	$68,069
Total amount of the expense waiver	$—	$61,732
Expenses before the allowance of the expense waiver	$59,072	$99,756
Expenses after the allowance of the expense waiver	$59,072	$38,024
Total commissions accrued to brokers	$1,357	$3,282
Total commissions as annualized percentage of average total net assets	0.03%	0.08%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was lower during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to an decrease in reporting costs and professional fees.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2025, the average daily change in the average of the prices of the Benchmark Futures Contracts was 0.362%, while the average daily change in the per share NAV of UNL over the same time period was 0.377%. The average daily difference was 0.015% (or 1.5 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to March 31, 2025, the average daily change in the average price of the Benchmark Futures Contracts was (0.022)%, while the average daily change in the per share NAV of UNL over the same time period was (0.021)%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first chart below shows the daily movement of UNL’s per share NAV versus the daily movement of the Benchmark Futures Contracts for the 30 valuation day period ended March 31, 2025, the last trading day in March. The second chart below shows the monthly total returns of UNL as compared to the monthly value of the Benchmark Futures Contracts for the five years ended March 31, 2025.

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

For the three months ended March 31, 2025, the actual total return of UNL as measured by changes in its per share NAV was 26.35%. This is based on an initial per share NAV of $8.12 as of December 31, 2024 and an ending per share NAV as of March 31, 2025 of $10.26. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $10.19 as of March 31, 2025, for a total return over the relevant time period of 25.43%. The difference between the actual per share NAV total return of UNL of 26.35% and the expected total return based on the Benchmark Futures Contracts of 25.43% was a difference over the time period of 0.92%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the three months ended March 31, 2024, the actual total return of UNL as measured by changes in its per share NAV was (9.44)%. This is based on an initial per share NAV of $8.58 as of December 31, 2023 and an ending per share NAV as of March 31, 2024 of $7.77. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $7.69 as of March 31, 2024, for a total return over the relevant time period of (10.37)%. The difference between the actual per share NAV total return of UNL of (9.44)% and the expected total return based on the Benchmark Futures Contracts of (10.37)% was a difference over the time period of 0.93%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the prices of the Benchmark Futures Contracts.

There are three factors that typically have impacted or are most likely to impact UNL’s ability to accurately track its Benchmark Futures Contracts in addition to the foregoing.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be higher or lower to the daily changes in the average of the prices of the Benchmark Futures Contracts. During the three months ended March 31, 2025, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the average of the prices of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2025. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near term from historical lows. It is anticipated that fees and expenses paid by UNL may be lower than interest earned by UNL. As such, USCF anticipates that UNL could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average of the prices of the Benchmark Futures Contracts. During the three months ended March 31, 2025, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2015 and March 31, 2025. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the three months ended March 31, 2025, the average price of the Benchmark Natural Gas Futures Contracts traded in a range between $3.507 and $4.931. The average price of the Benchmark Natural Gas Futures Contracts increased 27.44% from the end of 2024 through March 31, 2025, finishing the quarter at $4.616.

The number of rigs dedicated to natural gas production rose from 102 at the start of the year to 103 by the end of the quarter. Natural Gas stored in the United States stood at 1,773 billion cubic feet as of March 31, 2025, about 22% lower than the same time last year. While both domestic demand and U.S. exports of natural gas have generally increased over the last five years, U.S. production has also continued to increase. However, a cold winter in the United States led to heavy draws on domestic natural gas inventories, comfortably lowering natural gas inventories below one-year ago and five-year average levels, , boosting prices prices. The increasing demand for LNG and the spate of new export facilities (both open and under construction) may lift prices, as could potential new demand for natural gas to power AI data centers.

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

The Russia-Ukraine war caused dramatic changes in natural gas supply-demand dynamics in Europe. The Russian invasion led the European Union to declare it would reduce its dependance on Russian fossil fuels and phase imports out completely as soon as possible. Russia, in turn, slowed pipelines and cutoff supplies, ultimately reducing its natural gas supplied to Europe by more than 50%. While Europe accelerated its push for alternative sources of energy, including energy from renewables, it still requires substantial Russian energy. With a potential resolution to the war in the cards, more Russian supply to Europe could come back online in the near future, easing international price pressure and potentially having a milder effect on U.S. prices.

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

For the ten-year time period between March 31, 2015 and March 31, 2025, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years

	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Crude	Heating	Unleaded	Natural
Correlation Matrix 10 Years	600)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.150	0.979	0.342	0.174	0.428	0.095
US Gov’t Bonds (BEUSG4 Index)		1.000	0.163	(0.252)	(0.388)	(0.180)	(0.139)
Global Equities (FTSE World Index)			1.000	0.389	0.217	0.469	0.052
Crude Oil				1.000	0.777	0.749	0.002
Heating Oil					1.000	0.626	0.035
Unleaded Gasoline						1.000	0.005
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year

	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Crude	Heating	Unleaded	Natural
Correlation Matrix 1 Year	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.504	0.970	(0.204)	(0.033)	(0.325)	0.078
US Gov’t Bonds (BEUSG4 Index)		1.000	0.617	(0.420)	(0.426)	(0.207)	0.124
Global Equities (FTSE World Index)			1.000	(0.257)	(0.101)	(0.305)	0.005
Crude Oil				1.000	0.745	0.837	(0.470)
Heating Oil					1.000	0.391	(0.480)
Unleaded Gasoline						1.000	(0.472)
Natural Gas							1.000
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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the three months ended March 31, 2025, UNL’s expenses, pre and post expense waiver, did not exceed the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2025, UNL did not use other assets to pay expenses. To the extent income exceeds expenses, UNL’s NAV will be positively impacted.

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

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2025, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of March 31, 2025, UNL held cash deposits and short-term investments in the amount of $15,009,601 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2025, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

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

Contractual Obligations

UNL’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of UNL’s NAV, which is 0.60% of NAV on its average daily total net assets since May 1, 2024 and previously was 0.75% through April 30, 2024.

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

In addition to USCF’s management fee, UNL pays its brokerage fees (including fees to FCMs), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UNL’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to FCMs are on a contract-by-contract, or round turn, basis. UNL also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2025, UNL’s portfolio consisted of 356 Natural Gas Futures NG contracts traded on the NYMEX. As of March 31, 2025, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.uscfinvestments.com. The end of day portfolio disclosed on UNL’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contracts, and/or Other Natural Gas-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNL, UNL’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the UNL website, UNL may make available portfolio holdings information to Authorized Participants that reflects UNL’s anticipated holdings.

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

To reduce the credit risk that arises in connection with such contracts, UNL will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty and, consistent with the applicable regulatory requirements, the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty is required.

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

During the three month reporting period ended March 31, 2025, UNL limited its OTC activities to EFRP transactions.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UNL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 4, 2025 (the “Form 10-K”), except for the following:

The impact of changes in U.S. federal income tax laws on UNL is uncertain.

In general, legislative or other actions relating to U.S. federal income taxes could have a negative effect on UNL or its investors. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S. federal income tax regulations and there are a number of proposals in Congress that, if enacted, would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could result in adverse tax consequences to UNL and its investors. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in UNL shares.

As inflation increases, the present value of UNL’s assets may decline.

Inflation is a general increase in the overall price level of goods and services in the economy. The United States Federal Reserve has a stated goal of maintaining a two percent increase in inflation over the long run, as measured by the annual change in the price index for personal consumption expenditures.

Following the COVID-19 pandemic, the United States experienced inflation above the Federal Reserve’s stated two percent goal. Other world economies similarly experienced elevated inflation rates. The Federal Reserve increased interest rates and successfully reduced inflation so that it is close to the stated two percent goal. As a result, in 2024, the Federal Reserve began reducing interest rates. However, the rate of inflation in the United States is still above the stated two percent goal. Inflation has the effect of eroding the value of cash or bonds. In a high inflation environment, the value of UNL’s cash and Treasury investments may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)

UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 15 baskets (comprising 750,000 shares) during the first quarter of the year ending December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2025:

Issuer Purchases of Equity Securities

	Total
	Number of	Average Price Per
Period	Shares Redeemed	Share
1/1/25 to 1/31/25	400,000	$8.58
2/1/25 to 2/28/25	200,000	$9.78
3/1/25 to 3/31/25	150,000	$10.40
Total	750,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2025.

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

Date: May 9, 2025

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2025