Form 10-Q
period 2025-06-30
United States 12 Month Natural Gas Fund, LP
filed 2025-08-08
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025.

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

The registrant had 1,350,000 outstanding shares as of August 1, 2025.

United States 12 Month Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States 12 Month Natural Gas Fund, LP

Statements of Financial Condition

At June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025		December 31, 2024
Assets
Cash and cash equivalents (at cost $11,757,207 and $17,860,450, respectively) (Notes 2 and 5)	$11,757,207	(a)	$17,860,450
Equity in trading accounts:
Cash and cash equivalents (at cost $103,594 and $–, respectively)	103,594		—
Unrealized gain (loss) on open commodity futures contracts	390,476		1,115,220
Dividends receivable	24,259		41,994
Interest receivable	18,973		27,345
Prepaid insurance	7,500		534

Total Assets	$12,302,009		$19,045,543

Liabilities and Partners’ Capital
Payable due to Broker	$—		$230,776
General Partner management fees payable (Note 3)	6,520		9,657
Professional fees payable	68,551		131,309
Brokerage commissions payable	391		391
Directors’ fees payable	543		582
License fees payable	1,838		707

Total Liabilities	77,843		373,422

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—		—
Limited Partners	12,224,166		18,672,121
Total Partners’ Capital	12,224,166		18,672,121

Total Liabilities and Partners’ Capital	$12,302,009		$19,045,543

Limited Partners’ shares outstanding	1,400,000		2,300,000
Net asset value per share	$8.73		$8.12
Market value per share	$8.71		$8.17
(a)	A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Schedule of Investments (Unaudited)

At June 30, 2025

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts – Long
United States Contracts
NYMEX Natural Gas Futures NG August 2025 contracts, expiring July 2025	$877,604	26	$20,956	0.17
NYMEX Natural Gas Futures NG September 2025 contracts, expiring August 2025	874,450	26	32,950	0.27
NYMEX Natural Gas Futures NG October 2025 contracts, expiring September 2025	839,215	25	59,035	0.48
NYMEX Natural Gas Futures NG November 2025 contracts, expiring October 2025	910,105	25	86,146	0.70
NYMEX Natural Gas Futures NG December 2025 contracts, expiring November 2025	1,031,565	25	108,436	0.89
NYMEX Natural Gas Futures NG January 2026 contracts, expiring December 2025	1,131,075	25	81,925	0.67
NYMEX Natural Gas Futures NG February 2026 contracts, expiring January 2026	1,128,671	25	11,829	0.10
NYMEX Natural Gas Futures NG March 2026 contracts, expiring February 2026	1,051,719	26	12,461	0.10
NYMEX Natural Gas Futures NG April 2026 contracts, expiring March 2026	990,727	25	(36,477)	(0.30)
NYMEX Natural Gas Futures NG May 2026 contracts, expiring April 2026	939,369	26	51,231	0.42
NYMEX Natural Gas Futures NG June 2026 contracts, expiring May 2026	1,016,005	25	(22,756)	(0.19)
NYMEX Natural Gas Futures NG July 2026 contracts, expiring June 2026	1,056,009	25	(15,260)	(0.12)
Total Open Futures Contracts*	$11,846,514	304	$390,476	3.19

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.29%#	2,000,000	$2,000,000	16.36
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.23%#	5,000,000	5,000,000	40.90
Total United States Money Market Funds		$7,000,000	57.26

*Collateral amounted to $103,594 on open commodity futures contracts.

#Reflects the 7-day yield at June 30, 2025.

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

United States 12 Month Natural Gas Fund, LP

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$486,028	$(507,933)	$2,313,774	$(5,432,881)
Change in unrealized gain (loss) on open commodity futures contracts	(2,953,638)	1,525,812	(724,744)	3,991,460
Dividend income	70,583	142,917	180,561	285,876
Interest income	63,119	95,443	137,647	169,088
ETF transaction fees	2,100	700	4,900	3,150
Total Income (Loss)	$(2,331,808)	$1,256,939	$1,912,138	$(983,307)

Expenses
General Partner management fees (Note 3)	$19,123	$29,761	$45,226	$61,448
Professional fees	28,995	59,321	57,268	118,642
Brokerage commissions	922	1,127	2,279	4,409
Directors’ fees and insurance	516	2,266	1,669	7,098
License fees	2,030	691	4,216	1,325
Total Expenses	$51,586	93,166	$110,658	192,922
Expense waiver (Note 3)	—	(14,478)	—	(76,210)
Net Expenses	$51,586	$78,688	$110,658	$116,712
Net Income (Loss)	$(2,383,394)	$1,178,251	$1,801,480	$(1,100,019)
Net Income (Loss) per limited partner share	$(1.53)	$0.51	$0.61	$(0.30)
Net Income (Loss) per weighted average limited partner share	$(1.71)	$0.52	$1.09	$(0.51)
Weighted average limited partner shares outstanding	1,394,444	2,245,055	1,647,238	2,159,890

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balances at beginning of period	$16,419,269	$17,100,587	$18,672,121	$16,295,950
Addition of 150,000, 100,000, 200,000 and 1,600,000 partnership shares, respectively	1,319,161	792,448	1,830,265	13,485,490
Redemption of (350,000), (100,000), (1,100,000) and (1,300,000) partnership shares, respectively	(3,130,870)	(852,856)	(10,079,700)	(10,462,991)
Net income (loss)	(2,383,394)	1,178,251	1,801,480	(1,100,019)

Balances at end of period	$12,224,166	$18,218,430	$12,224,166	$18,218,430

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2025 and 2024

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$1,801,480	$(1,100,019)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	724,744	(3,991,460)
(Increase) decrease in receivable from General Partner	—	87,241
(Increase) decrease in dividends receivable	17,735	6,816
(Increase) decrease in interest receivable	8,372	(16,642)
(Increase) decrease in prepaid other	—	1,325
(Increase) decrease in prepaid insurance	(6,966)	(108)
Increase (decrease) in payable due to Broker	(230,776)	500,000
Increase (decrease) in General Partner management fees payable	(3,137)	1,295
Increase (decrease) in professional fees payable	(62,758)	(37,143)
Increase (decrease) in directors’ fees payable	(39)	(1,381)
Increase (decrease) in license fees payable	1,131	—
Net cash provided by (used in) operating activities	2,249,786	(4,550,076)

Cash Flows from Financing Activities:
Addition of partnership shares	1,830,265	13,485,490
Redemption of partnership shares	(10,079,700)	(10,462,991)
Net cash provided by (used in) financing activities	(8,249,435)	3,022,499

Net Increase (Decrease) in Cash and Cash Equivalents	(5,999,649)	(1,527,577)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	17,860,450	20,591,178
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$11,860,801	$19,063,601

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$11,757,207	$17,345,462
Equity in Trading Accounts:
Cash and cash equivalents	103,594	1,718,139
Total Cash, Cash Equivalents and Equity in Trading Accounts	$11,860,801	$19,063,601

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Financial Statements (Unaudited)

For the period ended June 30, 2025

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

As of June 30, 2025, UNL held 304 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2025.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2025.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2025 and 2024, UNL did not incur registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2025 and 2024, UNL incurred $4,216 and $1,325, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs are estimated to be $160,000 for the year ending December 31, 2025. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 - Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceeded 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF had no obligation to continue such payments into subsequent periods and such waiver was terminated on April 30, 2024. For the six months ended June 30, 2025 and 2024 USCF waived $0 and $76,210 respectively, of UNL’s expenses. This voluntary expense waiver was in addition to those amounts USCF was contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Total commissions accrued to brokers	$2,279	$4,409
Total commissions as annualized percentage of average total net assets	0.03%	0.05%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due primarily to a lower number of natural gas futures contracts being held and traded.

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

All of the futures contracts held by UNL through June 30, 2025, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2025 and December 31, 2024, UNL held investments in money market funds in the amounts of $7,000,000 and $11,000,000, respectively. UNL also holds cash deposits with its custodian and FCMs. As of June 30, 2025 and December 31, 2024, UNL held cash deposits in the amounts of $4,860,801 and $6,860,450 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCMs cease operations.

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

For the six months ended June 30, 2025 and 2024, the monthly average volume of open future contract notional value was $13,294,810 and $20,483,784, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2025 and 2024 for the shareholders. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$10.26	$7.77	$8.12	$8.58
Total income (loss)	(1.49)	0.55	0.68	(0.25)
Total expenses	(0.04)	(0.04)	(0.07)	(0.05)
Net increase (decrease) in net asset value	(1.53)	0.51	0.61	(0.30)
Net asset value, end of period	$8.73	$8.28	$8.73	$8.28

Total Return	(14.91)%	6.56%	7.51%	(3.50)%

Ratios to Average Net Assets
Total income (loss)	(18.24)%	6.79%	12.58%	(5.54)%
Management fees#	0.60%	0.75%	0.60%	0.75%
Total expenses excluding management fees#	1.02%	1.38%	0.87%	1.49%
Expense waived#	—%	(0.42)%	—%	(0.92)%
Net expense excluding management fees#	1.02%	0.96%	0.87%	0.57%
Net income (loss)	(18.65)%	6.36%	11.85%	(6.19)%

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

The following table summarizes the valuation of UNL’s securities at June 30, 2025 using the fair value hierarchy:

At June 30, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$7,000,000	$7,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	390,476	390,476	—	—

The following table summarizes the valuation of UNL’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$11,000,000	$11,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,115,220	1,115,220	—	—

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of
	Financial	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Condition Location	June 30, 2025	December 31, 2024
Futures - Commodity Contracts	Unrealized gain(loss) on open commodity futures contracts	$390,476	$1,115,220

The Effect of Derivative Instruments on the Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2025		June 30, 2024
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$2,313,774		$(5,432,881)

	Change in unrealized gain (loss) on open commodity futures contracts		$(724,744)		$3,991,460

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

The accountability levels for the Benchmark Futures Contracts and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability levels for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for natural gas contracts. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on UNL and the Related Public Funds’ activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be required to reduce their aggregate contracts back to the accountability level. The foregoing accountability levels and position limits are subject to change. As of June 30, 2025, UNL held 304 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the six months ended June 30, 2025, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because of UNL’s investment strategy. UNL’s investment strategy is to invest in 12 consecutive months of futures contracts on natural gas as traded on the NYMEX, comprised of the near month contract to expire and the contracts for the following 11 months. UNL “rolls” the near-month futures contracts in its portfolio when the near month futures contract is within two weeks of expiration. For the six months ended June 30, 2025, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2025. The average price of the Benchmark Futures Contracts started the period at $3.622 per million British thermal shares (“MMBtu”). The high of the period was on March 10, 2025 when the price of the Benchmark Futures Contracts reached $4.931 per MMBtu. The low of the period was on January 3,2025 when the price dropped to $3.507 per MMBtu. The period ended with the Benchmark Futures Contracts at $4.030 per MMBtu, an increase of approximately 11.26% over the period. UNL’s per share NAV began the period at $8.12 and ended the period at $8.73 on June 30, 2025, an increase of approximately 7.51% over the period. The Benchmark Futures Contracts prices listed above began with the February 2025 to January 2026 contracts and ended with the August 2025 to July 2026 contracts. An increase of approximately 11.26% on the Benchmark Futures Contracts listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the six months ended June 30, 2025, the natural gas futures market experienced states of both mild contango and backwardation. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Natural Gas Market

Results of Operations. As of June 30, 2025, UNL had 1,400,000 shares outstanding. On April 26, 2022, the SEC declared effective the registration statement filed by UNL that registered an unlimited number of shares. As a result, UNL has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UNL than are outstanding due to the redemption of shares.

As of June 30, 2025, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets, Inc., JP Morgan Securities Inc., Jane Street Capital LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Americas LLC.

For the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$15,199,400	$17,758,901
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$318,208	$454,964
Annualized yield based on average daily total net assets	4.22%	5.15%
Management fee	$45,226	$61,448
Total fees and other expenses excluding management fees	$65,432	$131,474
Total amount of the expense waiver	$—	$76,210
Expenses before the allowance of the expense waiver	$110,658	$192,922
Expenses after the allowance of the expense waiver	$110,658	$116,712
Total commissions accrued to brokers	$2,279	$4,409
Total commissions as annualized percentage of average total net assets	0.03%	0.05%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was lower during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due primarily to an decrease in reporting costs and professional fees.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

For the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

	Three months ended	Three months ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$12,782,273	$18,514,342
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$133,702	$238,360
Annualized yield based on average daily total net assets	4.20%	5.18%
Management fee	$19,123	$29,761
Total fees and other expenses excluding management fees	$32,463	$63,405
Total amount of the expense waiver	$—	$14,478
Expenses before the allowance of the expense waiver	$51,586	$93,166
Expenses after the allowance of the expense waiver	$51,586	$78,688
Total commissions accrued to brokers	$922	$1,127
Total commissions as annualized percentage of average total net assets	0.03%	0.02%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was lower during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was due primarily to a decrease in reporting costs and professional fees.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2025, the average daily change in the average of the prices of the Benchmark Futures Contracts was (0.129)%, while the average daily change in the per share NAV of UNL over the same time period was (0.120)%. The average daily difference was 0.009% (or (0.9)basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to June 30, 2025, the average daily change in the average price of the Benchmark Futures Contracts was (0.025)%, while the average daily change in the per share NAV of UNL over the same time period was (0.024)%. The average daily difference was 0.001% (or (0.1)basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first chart below shows the daily movement of UNL’s per share NAV versus the daily movement of the Benchmark Futures Contracts for the 30 valuation day period ended June 30, 2025, the last trading day in March. The second chart below shows the monthly total returns of UNL as compared to the monthly value of the Benchmark Futures Contracts for the five years ended June 30, 2025.

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

For the six months ended June 30, 2025, the actual total return of UNL as measured by changes in its per share NAV was 7.51%. This is based on an initial per share NAV of $8.12 as of December 31, 2024 and an ending per share NAV as of June 30, 2025 of $8.73. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $8.62 as of June 30, 2025, for a total return over the relevant time period of 6.11%. The difference between the actual per share NAV total return of UNL of 7.51% and the expected total return based on the Benchmark Futures Contracts of 6.11% was a difference over the time period of 1.40%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the six months ended June 30, 2024, the actual total return of UNL as measured by changes in its per share NAV was (3.50)%. This is based on an initial per share NAV of $8.58 as of December 31, 2023 and an ending per share NAV as of June 30, 2024 of $8.28. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $8.12 as of June 30, 2024, for a total return over the relevant time period of (5.36)%. The difference between the actual per share NAV total return of UNL of (3.50)% and the expected total return based on the Benchmark Futures Contracts of (5.36)% was a difference over the time period of 1.86%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the prices of the Benchmark Futures Contracts.

There are three factors that typically have impacted or are most likely to impact UNL’s ability to accurately track its Benchmark Futures Contracts in addition to the foregoing.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be higher or lower to the daily changes in the average of the prices of the Benchmark Futures Contracts. During the six months ended June 30, 2025, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the average of the prices of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2025. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near term from historical lows. It is anticipated that fees and expenses paid by UNL may be lower than interest earned by UNL. As such, USCF anticipates that UNL could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average of the prices of the Benchmark Futures Contracts. During the six months ended June 30, 2025, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between June 30, 2015 and June 30, 2025. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the six months ended June 30, 2025, the average price of the Benchmark Natural Gas Futures Contracts traded in a range between $3.507 and $4.931. The average price of the Benchmark Natural Gas Futures Contracts increased 11.26% from the end of 2024 through June 30, 2025, finishing the quarter at $4.03.

The number of rigs dedicated to natural gas production rose from 102 at the start of the year to 109 by the end of the quarter. Natural Gas stored in the United States stood at 2,953 billion cubic feet as of June 30, 2025, about 6% lower than the same time last year. While both domestic demand and U.S. exports of natural gas have generally increased over the last five years, U.S. production has also continued to increase. However, a cold winter in the United States led to heavy draws on domestic natural gas inventories, comfortably lowering natural gas inventories below one-year ago and five-year average levels, boosting prices. The increasing demand for LNG and the spate of new export facilities (both open and under construction) may lift prices, as could potential new demand for natural gas to power AI data centers.

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

The Russia-Ukraine war caused dramatic changes in natural gas supply-demand dynamics in Europe. The Russian invasion led the European Union to declare it would reduce its dependance on Russian fossil fuels and phase imports out completely as soon as possible. Russia, in turn, slowed pipelines and cutoff supplies, ultimately reducing its natural gas supplied to Europe by more than 50%. While Europe accelerated its push for alternative sources of energy, including energy from renewables, it still requires substantial Russian energy. With a potential resolution to the war in the cards, more Russian supply to Europe could come back online in the near future, easing international price pressure and potentially having a milder effect on U.S prices.

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

For the ten-year time period between June 30, 2015 and June 30, 2025, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years
	Large Cap US	US Gov’t Bonds	Global Equities			Unleaded
Correlation Matrix 10 Years	Equities (S&P 600)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil	Heating Oil	Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.141	0.979	0.351	0.182	0.428	0.101
US Gov’t Bonds (BEUSG4 Index)		1.000	0.156	(0.253)	(0.379)	(0.180)	(0.142)
Global Equities (FTSE World Index)			1.000	0.386	0.215	0.463	0.053
Crude Oil				1.000	0.774	0.747	0.016
Heating Oil					1.000	0.621	0.045
Unleaded Gasoline						1.000	0.014
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year
	Large Cap US	US Gov’t Bonds	Global Equities			Unleaded
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil	Heating Oil	Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.178	0.958	0.172	0.266	(0.351)	0.056
US Gov’t Bonds (BEUSG4 Index)		1.000	0.301	(0.367)	(0.278)	(0.307)	0.099
Global Equities (FTSE World Index)			1.000	0.023	0.151	(0.417)	(0.067)
Crude Oil				1.000	0.841	0.726	0.076
Heating Oil					1.000	0.545	(0.120)
Unleaded Gasoline						1.000	(0.148)
Natural Gas							1.000
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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the six months ended June 30, 2025, UNL’s expenses, pre and post expense waiver, did not exceed the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2025, UNL did not use other assets to pay expenses. To the extent income exceeds expenses, UNL’s NAV will be positively impacted.

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

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2025, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of June 30, 2025, UNL held cash deposits short-term investments in the amount of $11,860,801 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2025, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

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

As of June 30, 2025, UNL’s portfolio consisted of 304 Natural Gas Futures NG contracts traded on the NYMEX. As of June 30, 2025, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.uscfinvestments.com. The end of day portfolio disclosed on UNL’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contracts, and/or Other Natural Gas-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNL, UNL’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the UNL website, UNL may make available portfolio holdings information to Authorized Participants that reflects UNL’s anticipated holdings.

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

During the six month reporting period ended June 30, 2025, UNL limited its OTC activities to EFRP transactions.

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
(c)

UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 7 baskets (comprising 350,000 shares) during the second quarter of the year ending December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2025:

Issuer Purchases of Equity Securities

	Total
	Number of	Average Price Per
Period	Shares Redeemed	Share
4/1/25 to 4/30/25	350,000	$8.95
5/1/25 to 5/31/25	—	$—
6/1/25 to 6/30/25	—	$—
Total	350,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended June 30, 2025.

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

Date: August 8, 2025

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh

Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2025