Form 10-K
period 2025-12-31
United States 12 Month Natural Gas Fund, LP
filed 2026-03-04
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2025 was $12,224,146

The registrant had 2,100,000 outstanding shares as of February 23, 2026.

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

UNL seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements (including those that may be taken by UNL, UNL’s future commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, other natural gas - related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, Inc., formerly Wainwright Holdings, Inc., a Delaware corporation (“USCF Investments”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of The Marygold Companies, Inc., formerly, Concierge Technologies, Inc. (publicly traded under the ticker: MGLD) (“Marygold”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”), USCF Dividend Income Fund (“UDI”), USCF Gold Strategy Plus Income Fund (“USG”), USCF Sustainable Battery Metals Strategy Fund (“ZSB”), USCF Energy Commodity Strategy Absolute Return Fund (“USE”), USCF Sustainable Commodity Strategy Fund (“ZSC”) and the USCF Oil Plus Bitcoin Strategy Fund (“WTIB”), each a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

USCF endeavors to place UNL’s trades in Natural Gas Interests and otherwise manage UNL’s investments so that “A” will be within plus/minus ten percent (10%) of “B,” where:

●	A is the average daily percentage change in UNL’s per share NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which UNL calculates its per share NAV; and
●	B is the average daily percentage change in the average of the prices of the Benchmark Futures Contracts over the same period.

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

UNL’s purchase of Futures Contracts other than the Benchmark Futures Contracts and/or Other Natural Gas-Related Investments, if any, depends on various factors, including diversification of UNL’s investments in Futures Contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the natural gas market, position limits or other regulatory requirements limiting UNL’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Natural Gas-Related Investments. To the extent that UNL invests in Other Natural Gas-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contracts, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If UNL is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Natural Gas-Related Investments, a substantial portion of UNL’s assets could be invested in accordance with such priority in Other Natural Gas-Related Investments that are intended to replicate the return on the Benchmark Futures Contracts. As UNL’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Natural Gas-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause UNL to invest in Other Natural Gas-Related Investments include, but are not limited to, those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on UNL’s ability to invest in OTC transactions and cleared swaps.

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

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in a Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL could be ordered to reduce its Natural Gas NG Futures Contracts to below the 6,000 single month and/or 12,000 all month accountability level. As of December 31, 2025, UNL held 502 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the year ended December 31, 2025, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because UNL’s investment strategy is to close out its positions and “roll” from the near month contracts to expire to the next month contracts during a one-day period beginning two weeks from expiration of the contracts. For the year ended December 31, 2025, UNL did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change.

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

Who are the Service Providers?

Custodian, Registrar, Transfer Agent, and Administrator

USCF engaged The Bank of New York Mellon (“BNY Mellon”), a New York corporation authorized to do a banking business, to provide UNL and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

RBC Capital is subject to complex legal and regulatory requirements that continue to evolve. It is and has been subject to a variety of legal proceedings including arbitrations, class actions and other civil litigations, as well as to other regulatory examinations, reviews, investigations (both formal and informal), audits and requests for information by various governmental regulatory agencies and self-regulatory organizations in various jurisdictions. Some of these matters may involve novel legal theories and interpretations and claims for very substantial or indeterminable damages, and some could result in the imposition of substantial civil damages (including punitive damages), regulatory enforcement penalties, fines, injunctions or other relief. In its discretion RBC Capital may choose to resolve claims, litigations or similar matters at any time. Based on the facts as currently known, it is not possible to predict the ultimate outcome of such proceedings or the timing of their resolution.

The following is a description of RBC Capital’s significant legal proceedings.

LIBOR litigation

Royal Bank of Canada (“RBC”), RBC Capital’s ultimate parent, and several U.S. dollar panel banks have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of U.S. dollar LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. RBC Capital was named as a defendant in one of those lawsuits. The complaints in those private lawsuits assert claims under various U.S. laws, including U.S. antitrust laws, the U.S. Commodity Exchange Act, and state law. On December 30, 2021, the United States Court of Appeals for the Second Circuit issued an opinion affirming in part and reversing in part certain district court rulings that had dismissed a substantial portion of the consolidated class action on jurisdictional grounds and lack of standing. The Second Circuit remanded the matter to the district court for further proceedings consistent with its decision.

On July 21, 2023, RBC and several other defendants executed a settlement agreement resolving the LIBOR class action brought on behalf of certain plaintiffs that purchased U.S. dollar LIBOR-based instruments. RBC and the other defendants agreed to a $101 million settlement amount. On December 12, 2023, the settlement agreement was granted final court approval.

In 2024, RBC and several other defendants executed settlement agreements resolving the two remaining LIBOR putative class actions in which RBC was a defendant. These class actions were brought on behalf of certain plaintiffs who transacted in Eurodollar futures contracts and/or related options on exchanges (the Exchange Action), and certain plaintiffs who originated or purchased LIBOR-linked loans (the Lender Action). RBC and the other defendants agreed to a $3.45 million settlement amount in the Exchange Act and a $1.91 million settlement amount in the Lender Action. The settlements in both the Exchange Action and Lender Action were granted final court approval on September 5, 2024 and October 17, 2024, respectively.

RBC remains a defendant in certain LIBOR-related individual actions.

Royal Bank of Canada Trust Company (Bahamas) Limited Proceedings

On April 13, 2015, a French investigating judge notified the RBC Capital’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (RBC Bahamas), of the issuance of an ordonnance de renvoi referring RBC Bahamas and other unrelated persons to the French tribunal correctionnel to face the charge of complicity in estate tax fraud relating to actions taken relating to a trust for which RBC Bahamas serves as trustee. RBC Bahamas contested the charge in the French court. On January 12, 2017, the French court acquitted all parties including RBC Bahamas and on June 29, 2018, the French appellate court affirmed the acquittals. The acquittals were appealed and on January 6, 2021 the French Supreme Court issued a judgment reversing the decision of the French Court of Appeal and sent the case back to the French Court of Appeal for rehearing.

On March 5, 2024, the Court of Appeal rendered a judgment of conviction (the Conviction) against RBC Bahamas and the other parties. RBC Bahamas was ordered by the Court of Appeal to pay a fine in connection with the Conviction. In addition, the Court of Appeal ordered that certain of those convicted of complicity in the matter, including RBC Bahamas, are jointly liable for the allegedly unpaid inheritance taxes owing, plus penalties and interest (such aggregate amount will be determined in a separate proceeding before the tax courts, the timing of which is to be determined). RBC Bahamas believes that its actions did not violate French law, and has appealed the Conviction to the French Supreme Court. Under French law, upon the filing of an appeal by RBC Bahamas, the Conviction, as well as its effects (fine and joint liability) were stayed pending the outcome of the appeal.

In 2016, RBC was granted an exemption by the U.S. Department of Labor that allows RBC and its current and future affiliates, including RBC Capital, to continue to qualify for the Qualified Professional Asset Manager (QPAM) exemption under the Employee Retirement Income Security Act despite any potential conviction of RBC Bahamas in the French proceeding, for a temporary one year period from the date of conviction. RBC Capital relies on the QPAM exemption in its ability to manage pension and retirement funds. On December 11, 2023, the U.S. Department of Labor published a technical correction to the prior one-year exemption reflecting the fact that the then-pending Court of Appeal’s decision will be rendered by an appellate court, and not the district court. As a result of the Conviction, the temporary one-year period commenced on March 5, 2024. RBC has sought longer term relief from the Department of Labor.

RBC Bahamas continues to review the trustee’s and the trust’s legal obligations, including the liabilities and potential liabilities under applicable tax and other laws.

SEC investigation

In October 2022, RBC Capital received a request for information and documents from the United States Securities and Exchange Commission (SEC) concerning compliance with records preservation requirements relating to business communications exchanged on personal devices and other electronic channels that have not been approved by RBC Capital. In August 2024, the SEC entered into a settlement with RBC Capital. RBC agreed to a $45 million settlement amount. On February 7, 2025, RBC Capital sought to modify the settlement order. The SEC denied the request to modify on April 15, 2025.

FINRA disciplinary action

In a FINRA investigation, FINRA found that between 2010 and 2019, RBC Capital sent trade confirmations to customers for fixed income transactions that contained inaccurate information which stemmed from errors in RBC Capital’s electronic systems. FINRA also found that RBC Capital failed to send SEC-required trade confirmations for certain dividend reinvestment program transactions between 2006 and 2023. On April 29, 2024, FINRA entered into a settlement with RBC Capital. RBC Capital agreed to pay a $375,000 fine and $393,833.50 in restitution to customers.

U.K. government bonds litigation

In June 2023, RBC Europe Limited and the RBC Capital, among other financial institutions, were named as defendants in a putative class action filed in the U.S. by plaintiffs alleging anti-competitive conduct, between 2009 and 2013, in the U.K. government bonds market. In September 2023, the defendants filed a motion to dismiss the complaint which motion was granted, without prejudice, in September 2024. Subsequently, on October 31, 2024, RBC Europe Limited, RBC Capital and certain of the other defendants executed an agreement to dismiss the action, with prejudice, against those defendants. The settlement agreement remains subject to court approval.

SEC retirement plan investigation

In an order issued on April 24, 2020, the SEC found that RBC Capital failed to disclose potential conflicts of interest to certain retail retirement account and charitable organization brokerage customers between 2012 and 2017. RBC Capital agreed to a settlement and was ordered to pay a disgorgement of $2,607,676 with prejudgment interest of $631,331 and a civil penalty of $650,000.

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

MCM is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of MCM’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with MCM with respect to issues raised in various investigations. MCM complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. Except as indicated below, there have been no material civil, administrative, or criminal proceedings pending, on appeal, or concluded against MCM or its principals in the past five (5) years.

United States District Court for the Southern District of New York, Civil Action No. 19-CV-8217 8

In a private litigation, plaintiffs alleged, among other things, that MCM made certain fraudulent misrepresentations to them that they relied upon in connection with a futures account carried by MCM in its capacity as a futures commission merchant. The plaintiffs alleged claims of common law fraud, negligence, breach of fiduciary duty, breach of contract, breach of the duty of good faith and fair dealing and misrepresentation/omission. On June 30, 2021, MCM received the Opinion and Order in which the judge ruled against the plaintiffs and in favor of MCM. Judgment was entered in favor of MCM in the amount of $1,762,266.57, plus prejudgment interest and attorney’s fees and costs. On September 29, 2021, MCM received an Opinion and Order in which the judge awarded MCM $1,402,234.32 in attorneys’ fees and costs.

JAMS Arbitration

In a JAMS Arbitration, claimants sought monetary damages relating to trading losses in claimants’ futures trading accounts carried by MCM (the “Accounts”). The Accounts were traded pursuant to a power of attorney granted by the claimants to a registered commodity trading advisor. Claimants sought compensatory damages, punitive damages, disgorgement of commissions and margin interest, and forgiveness of margin debt plus interest, costs and attorneys’ fees. On September 23, 2021, the claimants and MCM settled the matter.

FINRA Arbitration

In a FINRA Arbitration, claimants sought monetary damages relating to trading losses in claimants’ equity trading account carried by MCM (the “Account”). The Account was a portfolio margin account, and the claimants alleged losses relating to the risk parameters and margin applied to the Account. Claimants sought compensatory damage plus interest, costs and attorneys’ fees. On June 22, 2023, the panel dismissed claimants’ claims in their entirety. On September 20, 2023, claimants filed a Petition to Vacate Arbitration Award in the Supreme Court of the State of New York, County of New York. On November 15, 2023, MCM filed its Memorandum of Law in Opposition to the Petition to Vacate the Arbitration Award and a Cross-Motion to Confirm the Award and recover Attorneys’ Fees and Costs. On April 22, 2024, the claimants’ Petition to Vacate the Arbitration Award was denied.

Cook County Litigation

In a private litigation, a plaintiff sought monetary damages relating to allegations of breach of contract and violation of the Illinois Wage Payment and Collections Act. The plaintiff sought damages plus interest, costs and attorneys’ fees. The plaintiff and MCM settled the matter and, on September 29, 2023, an Agreed Order of Dismissal with Prejudice was filed.

Adversary Complaint

In an adversary complaint, certain debtors seek to enforce the terms of a pledge agreement of a third-party and to recover collateral that is allegedly the property of debtors (the “Pledged Assets”). MCM previously had custody of the Pledged Assets. On January 4, 2023, the government provided instructions for the transfer of the Pledged Assets to a government-controlled account. The complaint does not allege that MCM engaged in any wrongdoing or any wrongful misconduct. MCM is simply alleged to have been the custodian of the Pledged Assets subject to the debtors’ purported claims. On January 5, 2023, MCM filed a Response and Limited Objection to debtors’ Turnover Motion. The debtors’ Turnover Motion was denied by the Court on January 9, 2023. On April 25, 2023, BlockFi and MCM entered into a stipulation pursuant to which the adversary proceeding is stayed. BlockFi is permitted to file an amended adversary complaint, but the proceeding otherwise will remain stayed and MCM is not required to respond.

United States District Court for the Northern District of Illinois, Eastern Division No. 1:23-cv-14192

In a private litigation, a plaintiff alleges that MCM and 2 of its employees (collectively, the “Defendants”), used Plaintiff’s software and trade secrets in their creation of a competing software platform. Plaintiff seeks unspecified damages and costs, as well as an injunction, prohibiting Defendants from using/benefitting from the alleged trade secrets, including the use of the competing software platform. On November 30, 2023, the Court stayed all discovery in the case pending a ruling on Defendants’ motion to dismiss. On December 11, 2023, Defendants filed a Motion to Dismiss the Complaint. On January 19, 2024, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss. On February 2, 2024, Defendants filed its Reply Brief in Support of its Motion to Dismiss. On May 2, 2024, the Court granted the motion and dismissed six of the eight counts, but permitted Plaintiff to amend its complaint. Plaintiff indicated that it does not intend to amend the complaint. The matter remains pending and the parties are currently exchanging in discovery.

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

MFUSA’s primary address is 660 Fifth Avenue, New York, NY 10103. MFUSA is registered in the United States with the CFTC as an FCM providing futures execution and clearing services covering futures exchanges globally. MFUSA is a member of various U.S. futures and securities exchanges.

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

Pursuant to an offer of settlement in which ADMIS neither admitted nor denied the rule violation or factual findings upon which the penalty is based, on September 19, 2023, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that from at least January 2015 through September 2019, ADMIS failed to diligently supervise its employees and agents in the handling of accounts carried by ADMIS and introduced by introducing brokers. Specifically, ADMIS employees and agents failed to detect numerous instances wherein brokers employed by introducing brokers successfully requested account changes and trade transfers between customer accounts in E-Mini Dow, Corn, Kansas City Hard Winter Wheat, Chicago Soft Winter Wheat, Soybean, and Soybean Meal futures markets, often without the knowledge or permission of the account owners, in order to: allocate profitable trades originally executed in accounts the brokers traded to other customer accounts the brokers controlled or managed; allocate profitable trades from certain customer accounts into the brokers’ personal accounts; allocate positions out of the brokers’ personal accounts and into customers’ accounts, thus allowing the brokers to avoid losses; and transfer losing trades from certain accounts to other customer accounts the brokers controlled or managed. Additionally, the Panel found that ADMIS failed to timely implement enhanced policies and procedures to effectively monitor, detect, and assess account change and transfer requests. Further, despite evidence of its own deficiencies regarding account change and transfer trade abuse detection, including customer complaints and notice of a complaint involving an employee, ADMIS failed to adequately remediate its processes, which thereby allowed violative conduct to persist for several years. The Panel therefore concluded that ADMIS violated CBOT Rule 432.W. In accordance with the settlement offer, the Panel ordered ADMIS to pay a $450,000 fine in connection with this case and companion cases CME and COMEX 20-1401-BC ($175,000 of which is allocated to CBOT).

Pursuant to an offer of settlement in which ADMIS neither admitted nor denied the rule violation or factual findings upon which the penalty is based, on September 19, 2023, a Panel of the Commodity Exchange Business Conduct Committee (“Panel”) found that from at least December 2016 through December 2017, ADMIS failed to diligently supervise its own employees and agents in their handling of accounts carried by ADMIS. Specifically, ADMIS employees and agents failed to detect numerous instances wherein an ADMIS broker successfully requested account changes and trade transfers between customer accounts in Copper futures markets, often without the knowledge or permission of the account owner. The broker requested these changes to transfer losing trades from a customer’s personal account to a corporate account the customer shared ownership of and the broker controlled. Additionally, the Panel found that ADMIS failed to timely implement policies and procedures to effectively monitor, detect, and assess account change and transfer requests. The Panel therefore concluded that ADMIS violated COMEX Rule 432.W. In accordance with the settlement offer, the Panel ordered ADMIS to pay a $450,000 fine in connection with this case and companion cases CME and CBOT 20-1401-BC ($100,000 of which is allocated to COMEX).

Pursuant to an offer of settlement in which ADMIS neither admitted nor denied the rule violation or factual findings upon which the penalty is based, on September 19, 2023, a Panel of the Chicago Mercantile Exchange Business Conduct Committee (“Panel”) found that from at least January 2015 through September 2019, ADMIS failed to diligently supervise its employees and agents in the handling of accounts carried by ADMIS and introduced by introducing brokers. Specifically, ADMIS employees and agents failed to detect numerous instances wherein brokers employed by introducing brokers successfully requested account changes and trade transfers between customer accounts in Live Cattle, Feeder Cattle, Lean Hog, E-Mini S&P 500, and E-Mini NASDAQ futures markets, often without the knowledge or permission of the account owners, in order to: allocate profitable trades originally executed in accounts the brokers traded to other customer accounts the brokers controlled or managed; allocate profitable trades from certain customer accounts into the brokers’ personal accounts; allocate positions out of the brokers’ personal accounts and into customers’ accounts, thus allowing the brokers to avoid losses; and transfer losing trades from certain accounts to other customer accounts the brokers controlled or managed. Additionally, the Panel found that ADMIS failed to timely implement enhanced policies and procedures to effectively monitor, detect, and assess account change and transfer requests. Further, despite evidence of its own deficiencies regarding account change and transfer trade abuse detection, including customer complaints and notice of a complaint involving an employee, ADMIS failed to adequately remediate its processes, which thereby allowed violative conduct to persist for several years. The Panel therefore concluded that ADMIS violated CME Rule 432.W. In accordance with the settlement offer, the Panel ordered ADMIS to pay a $450,000 fine in connection with this case and companion cases CBOT and COMEX 20-1401-BC ($175,000 of which is allocated to CME).

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The NAV of UNL’s shares relates directly to daily changes in the average of the prices of the Benchmark Futures Contracts and other assets held by UNL and fluctuations in the prices of these assets could materially adversely affect an investment in UNL’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in UNL could be lost.
●	Price volatility may possibly cause the total loss of your investment.
●	Natural disasters, public health disruptions (such as the COVID-19 pandemic), and international armed conflicts could impact the price of commodities and/or the value, pricing and liquidity of UNL's investments or assets which, in turn, could cause the loss of your investment in UNL.
●	Historical performance of UNL and the Benchmark Futures Contracts is not indicative of future performance.
●	An investment in UNL may provide little or no diversification benefits. Thus, in a declining market, UNL may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in UNL while incurring losses with respect to other asset classes.
●	The market price at which investors buy or sell shares may be significantly less or more than NAV.
●	Daily percentage changes in UNL’s NAV may not correlate with daily percentage changes in the average of the prices of the Benchmark Futures Contracts.
●	Daily percentage changes in the price of the Benchmark Futures Contracts may not correlate with daily percentage changes in the spot price of natural gas.

●	An investment in UNL is not a proxy for investing in the natural gas markets, and the daily percentage changes in the price of the Benchmark Futures Contracts, or the NAV of UNL, may not correlate with daily percentage changes in the spot price of natural gas.
●	Natural forces in the natural gas futures market known as “backwardation” and “contango” may increase UNL’s tracking error and/or negatively impact total return.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts, which means that changes in the price of UNL’s shares could substantially vary from the changes in the price of the Benchmark Futures Contract.
●	Risk mitigation measures imposed by UNL’s FCMs have the potential to cause tracking error by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts and other Futures Contracts, which could cause changes in the prices of shares to substantially vary from the average of the prices of the Benchmark Futures Contracts.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated for U.S. federal income tax purposes, and UNL could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by UNL in allocating those items, with potential adverse consequences for an investor.
●	UNL could be treated as a corporation for U.S. federal income tax purposes, which may substantially reduce the value of the shares.
●	UNL is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UNL has a more complex tax treatment than traditional mutual funds.
●	If UNL is required to withhold tax with respect to any non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact of changes in U.S. federal income tax laws on UNL is uncertain.
●	UNL will be subject to credit risk with respect to counterparties to OTC contracts entered into by UNL.
●	Valuing OTC derivatives may be less certain than valuing exchange-traded and/or cleared financial instruments.

Fees of UNL

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
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

Expenses Paid or Accrued by UNL from Inception through December 31, 2025 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$2,285,371
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$102,226
Other Amounts Paid or Accrued(5):	$2,434,012
Total Expenses Paid or Accrued:	$4,821,609
Expenses Waived(6):	$(1,688,774)
Total Expenses Paid or Accrued Excluding Expenses Waived(6):	$3,132,835
(5)

Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(6)

USCF has voluntarily agreed to pay certain expenses typically borne by UNL, to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. This commitment by USCF terminated as of May 1, 2024.

Expenses Paid or Accrued by UNL from Inception through December 31, 2025 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of
Expenses:	Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.72% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.03% annualized
Other Amounts Paid or Accrued(7):	0.66% annualized
Total Expenses Paid or Accrued:	1.41% annualized
Expenses Waived(8):	(0.43)% annualized
Total Expenses Paid or Accrued Excluding Expenses Waived(8):	0.98% annualized
(7)

Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(8)

USCF has voluntarily agreed to pay certain expenses typically borne by UNL, to the extent that such expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. This commitment by USCF terminated as of May 1, 2024.

Other Fees. UNL also pays the fees and expenses associated with its audit, professional fees, and tax accounting and reporting requirements. These fees were approximately $132,850 for the fiscal year ended December 31, 2025. In addition, UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2025 were $754,349 for UNL and the Related Public Funds. UNL’s portion of such fees and expenses for the year ended December 31, 2025 was $7,144.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of UNL (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by UNL, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $350 to UNL for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with UNL in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UNL or USCF, and no such person will have any obligation or responsibility to UNL or USCF to affect any sale or resale of shares. As of December 31, 2025, 9 Authorized Participants had entered into agreements with USCF on behalf of UNL. During the year ended December 31, 2025, UNL issued 29 Creation Baskets and redeemed (24) Redemption Baskets.

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

UNL’s investment objective is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily percentage changes in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), plus interest earned on UNL’s collateral holdings, less UNL’s expenses. When calculating the daily movement of the average price of the 12 month contracts, each contract month is equally weighted. UNL seeks to achieve its investment objective by investing so that the average daily percentage change in UNL’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the prices of the Benchmark Futures Contracts over the same period. UNL’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in natural gas and to hedge against movements in the spot price of natural gas. As a result, investors should be aware that UNL would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily prices of the Benchmark Futures Contracts, provided that the average daily percentage change in UNL’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the prices of the Benchmark Futures Contracts over the same period.

UNL’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in natural gas and to hedge against movements in the spot price of natural gas. An investment in UNL involves investment risk similar to a direct investment in Futures Contracts and Other Natural Gas-Related Investments, but it is not a proxy for investing in the natural gas market. Investing in UNL also involves correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of natural gas will have an efficient hedge only if the price they pay for their shares closely correlates with the price of natural gas. In addition to investment risk and correlation risk, an investment in UNL involves tax risks, OTC risks and other risks.

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

Economic conditions impacting natural gas. The demand for natural gas correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on natural gas demand and therefore, may have an adverse impact on natural gas prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts, war (such as the Russia-Ukrain war), pandemics (e.g., the COVID-19 pandemic), government austerity programs, trade wars between nations, or currency exchange rate fluctuations, can also impact the demand for natural gas. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for natural gas.

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

Other natural gas supply-related factors. Natural gas prices also vary depending on a number of factors affecting supply, including geopolitical risk associated with wars (such as the Russia-Ukraine war), terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing, or trade wars, any of which can adversely affect natural gas trade flows by limiting or disrupting trade between countries or regions. Natural gas supply levels can also be affected by other factors that reduce available supplies, such as natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels. Technological change can also alter the relative costs for companies in the natural gas industry to find, produce, and transport natural gas, which in turn may affect the supply of and demand for natural gas. For example, increased supply from the development of new natural gas sources and technologies to enhance recovery from existing sources tends to reduce natural gas prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or manufacturing capacity may impact the supply of natural gas.

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

Variables such as drought, floods, weather, military conflicts, pandemics (such as the COVID-19 pandemic), embargoes, tariffs and other political events may have a larger impact on natural gas prices and natural gas-linked instruments, including Futures Contracts and Other Natural Gas-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject UNL’s investments to greater volatility than investments in traditional securities.

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

It is possible that the daily percentage changes in UNL’s NAV per share may not closely correlate to daily percentage changes in the average of the prices of the Benchmark Futures Contracts. Non- correlation may be attributable to disruptions in the market for natural gas, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As UNL approaches or reaches position limits with respect to the Benchmark Futures Contracts and other Futures Contracts or in view of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNL, UNL’s FCMs, counterparties or other market participants) and other conditions described herein. UNL may begin investing in Other Natural Gas-Related Investments.

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

UNL’s Benchmark Futures Contracts is the near month contract to expire and the 11 following months, which are changed to the next month contract to expire and the 11 following months during one day each month. In the event of a natural gas futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the Benchmark Futures Contracts would tend to rise as it approaches expiration. Conversely, in the event of a natural gas futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in natural gas prices, the value of the benchmark contracts would tend to decline as it approaches expiration.

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

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts, which means that changes in the of shares could substantially vary from the changes in the average prices of the Benchmark Futures Contracts.

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

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in a Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, ICE Futures maintains the same accountability levels, position limits and monitoring authority for its future contracts for natural gas as the NYMEX. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL could be ordered to reduce its aggregate position back to the accountability level. The foregoing accountability levels and position limits are subject to change. As of December 31, 2025, UNL held 502 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the year ended December 31, 2025, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot be exceeded without express CFTC authority to do so. In addition to accountability levels imposed and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because of UNL’s investment strategy. UNL’s investment strategy is to invest in 12 consecutive months of futures contracts on natural gas as traded on the NYMEX, comprised of the near month contract to expire and the contracts for the following 11 months. UNL “rolls” the near-month futures contracts in its portfolio when the near month futures contracts is within two weeks of expiration.

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

Risk mitigation measures that could be imposed by UNL’s FCMs have the potential to cause tracking error by limiting UNL’s investments, including its ability to fully invest in the Benchmark Futures Contracts and other Futures Contracts, which means that the change in the price of UNL’s shares could substantially vary from the changes to prices of the Benchmark Futures Contracts.

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

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or non-U.S. income tax, on their allocable share of UNL’s taxable income, without regard to whether they receive distributions or the amount or value of any such distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed with respect to such shares.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on the shares.

Due to the application of the assumptions and conventions applied by UNL in making allocations for U.S. federal income tax purposes and other factors, an investor’s allocable share of UNL’s income, gain, deduction, loss, or credit may be different than its economic profit or loss from the shares for a taxable year. This difference could be temporary or permanent and, if permanent, may subject an investor to tax on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, for U.S. federal income tax purposes, and UNL could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by UNL in allocating those items, with potential adverse consequences for an investor.

The U.S. federal income tax rules pertaining to entities treated as partnerships for U.S. federal income tax purposes are complex and their application to large, publicly traded partnerships such as UNL is in many respects uncertain. UNL applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. It is possible that the IRS could successfully challenge the application by UNL of these assumptions and conventions as not fully complying with all aspects of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable U.S. Treasury Regulations, which would require UNL to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended U.S. federal income tax return and to pay additional taxes, plus deficiency interest, and may be subject to penalties.

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

UNL has received an opinion of counsel that, under current U.S. federal income tax laws, UNL will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of UNL’s annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income (“qualifying income”); (ii) UNL is organized and operated in accordance with its governing agreements and applicable law; and (iii) UNL does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although USCF anticipates that UNL has satisfied and will continue to satisfy the “qualifying income” requirement for all taxable years, that result cannot be assured. UNL has not requested and will not request any ruling from the IRS with respect to its classification as a partnership for U.S. federal income tax purposes. If the IRS were to successfully assert that UNL is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses, deductions, and credits proportionately to its shareholders, UNL would be subject to U.S. federal income tax imposed at the applicable corporate rates on its net income for the year. In addition, although USCF does not currently intend to make distributions with respect to UNL shares, if UNL were treated as a corporation for U.S. federal income tax purposes, any distributions made with respect to UNL shares would be taxable to shareholders as dividend income to the extent of UNL’s current and accumulated earnings and profits. Taxation of UNL as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

UNL is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UNL has a more complex tax treatment than traditional mutual funds.

UNL is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and is treated as a partnership for U.S. federal income tax purposes. No U.S. federal income tax is paid by UNL on its income. Instead, UNL will furnish shareholders each year with tax information on IRS Schedules K-1 and/or K-3 (Form 1065), as applicable, and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss, deduction and credit of UNL.

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

In addition to U.S. federal income taxes, shareholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which UNL does business or owns property or where the shareholders reside. Although an analysis of those various taxes is not presented here, each prospective shareholder should consider their potential impact on its investment in UNL. It is each shareholder’s responsibility to file the appropriate U.S. federal, state, local and non-U.S. tax returns.

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

UNL faces the risk of non-performance by the counterparties to its OTC contracts. Unlike in futures contracts, the counterparty to OTC contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to UNL, in which case UNL could suffer significant losses on these contracts. The two-way margining requirements imposed by U.S. regulators are intended to mitigate this risk.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, UNL may experience significant delays in obtaining recovery in a bankruptcy or other reorganization proceeding. UNL may obtain only limited recovery or may obtain no recovery in such circumstances.

UNL mitigates these risks by typically entering into transactions only with major, global financial institutions.

Valuing OTC derivatives may be less certain than valuing exchange-traded and/or cleared financial instruments.

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

UNL pays brokerage charges of approximately 0.03% of average total net assets based on brokerage fees of $3.50 per buy or sell, management fees of 0.60% of NAV on its average net assets, and OTC spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on UNL’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

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

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. Such statutes, regulations and requirements are subject to ongoing modification by governmental and judicial action. This is particularly so whenever there is a change in presidential administration, which can lead to changes in regulatory priorities and policy. The effect of any future regulatory change on UNL is impossible to predict, but it could be substantial and adverse. In addition, the CFTC, SEC, futures exchanges, and other entities are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on UNL, please see “Item 1. Business - Commodities Regulation” in this annual report on Form 10-K.

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

The foregoing could also create significant deviations from UNL’s investment objective. Any potential impact to the market for shares of UNL that could occur from an Authorized Participant’s inability to create new baskets would likely not extend beyond the time when UNL resumes selling Creation Baskets.

UNL may determine that, to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective, it may limit or suspend its offers of Creation Baskets.

UNL may determine to limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits as well as statutory or regulatory limits); (2) market conditions (including but not limited to those allowing UNL to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures (including those that may be taken by UNL, UNL’s FCMs, counterparties or other market participants) that limit UNL and other market participants from investing in particular natural gas futures contracts, UNL’s management may determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

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

Competing claims of intellectual property rights may adversely affect UNL and an investment in UNL’s shares.

USCF believes that it has properly licensed or obtained the appropriate consent of all necessary parties with respect to intellectual property rights. However, other third parties could allege ownership as to such rights and may bring legal action asserting their claims. The expenses in litigating, negotiating, cross-licensing or otherwise settling such claims may adversely affect UNL. Additionally, as a result of such action, UNL could potentially change its investment objective, strategies or benchmark. Each of these factors could have a negative impact on the performance of UNL.

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

On September 29, 2025, the Court granted the defendants’ motion to dismiss the complaint without prejudice and granted plaintiff leave to file a motion to amend its complaint. On November 26, 2025, the plaintiff filed a motion for leave to file a proposed second consolidated amended complaint, which defendants have opposed. The motion remains pending before the Court.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Price Range of Shares

UNL’s shares have traded on the NYSE Arca under the symbol “UNL” since November 18, 2009. As of December 31, 2025, UNL had approximately 3,600 holders of shares.

Dividends

UNL has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UNL does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNL redeemed 0 baskets (comprising 0 shares) and 24 baskets (comprising 1,200,000 shares) for the three and twelve months ended December 31, 2025 respectively. The following table summarizes the redemptions by Authorized Participants during the three months ended December 31, 2025:

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
10/1/25 to 10/31/25	—	$—
11/1/25 to 11/30/25	—	—
12/1/25 to 12/31/25	—	—
Total	—

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the United States 12 Month Natural Gas Fund, LP (“UNL”) included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this annual report on Form 10-K that address activities, events or developments that will or may occur in the future, including such matters as changes in inflation in the United States, movements in the stock market, movements in U.S. and foreign currencies, and market volatility in the commodities markets and futures markets and indexes that track such movements, the Russia-Ukraine war and conflicts in the Middle East, UNL’s operations, USCF’s plans and references to UNL’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses USCF has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to USCF’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this annual report on Form 10-K, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this annual report on Form 10- K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments USCF anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, UNL’s operations or the value of its shares.

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

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability levels for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels position limits and monitoring authority for its futures contracts for natural gas contracts. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on UNL and the Related Public Funds’ activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be required to reduce their aggregate positions back to the accountability level. The foregoing accountability levels and position limits are subject to change. As of December 31, 2025, UNL held 502 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the year ended December 31, 2025, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because of UNL’s investment strategy. UNL’s investment strategy is to invest in 12 consecutive months of futures contracts on natural gas as traded on the NYMEX, comprised of the near month contract to expire and the contracts for the following 11 months. UNL “rolls” the near-month futures contracts in its portfolio when the near month futures contract is within two weeks of expiration. For the year ended December 31, 2025, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

Interest rate risk is the risk that fixed income securities and other investments in UNL’s portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and UNL may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, UNL may not be able to fully invest at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in rising interest rate environments, it is possible that the Treasuries held by UNL will decline in value. When interest rates fall, UNL may be required to reinvest the proceeds from the sale, redemption or early prepayment of the Treasuries or money market security at a lower interest rate.

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

Price Movements

Natural gas futures prices were volatile during the year ended December 31, 2025. The average price of the Benchmark Futures Contracts started the year at $3.622 per million British thermal shares (“MMBtu”). The high of the year was on March 10, 2025 when the price of the Benchmark Futures Contracts reached $4.931 per MMBtu. The low of the year was on January 3, 2025 when the price dropped to $3.507 per MMBtu. The year ended with the Benchmark Futures Contracts at $3.723 per MMBtu, an increase of approximately 2.79% over the year. UNL’s per share NAV began the year at $8.12 and ended the year at $7.34 on December 31, 2025, a decrease of approximately (9.61)% over the year. The Benchmark Futures Contracts prices listed above began with the February 2025 to January 2026 contracts and ended with the February 2026 to January 2027 contracts. An increase of approximately 2.79% on the Benchmark Futures Contracts listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the year ended December 31, 2025, the natural gas futures market experienced states of both mild contango and backwardation. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Natural Gas Market

Results of Operations. As of December 31, 2025, UNL had 2,550,000 shares outstanding. On April 26, 2022, the SEC declared effective the registration statement filed by UNL that registered an unlimited number of shares. As a result, UNL has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UNL than are outstanding due to the redemption of shares.

As of December 31, 2025, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets, Inc., JP Morgan Securities Inc., Jane Street Capital LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Americas LLC.

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Per share net asset value, end of year	$7.34	$8.12
Average daily total net assets	$14,324,418	$18,119,892
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$586,371	$906,945
Annualized yield based on average daily total net assets	4.09%	5.01%
Management fee	$85,928	$117,177
Total fees and other expenses excluding management fees	$149,691	$257,905
Total amount of the expense waiver	$—	$80,982
Expenses before the allowance of the expense waiver	$235,619	$375,082
Expenses after the allowance of the expense waiver	$235,619	$294,100
Total commissions accrued to brokers	$4,465	$8,179
Total commissions as annualized percentage of average total net assets	0.03%	0.05%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2025, compared to the year ended December 31, 2024. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was lower during the year ended December 31, 2025, compared to the year ended December 31, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2025, compared to the year ended December 31, 2024 was due primarily to a decrease in reporting costs and professional fees.

The decrease in total commissions accrued to brokers for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due primarily to the number of Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2025, the average daily change in the average of the prices of the Benchmark Futures Contracts was (0.375)%, while the average daily change in the per share NAV of UNL over the same time period was (0.364)%. The average daily difference was 0.011% (or 1.1 basis point, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to December 31, 2025, the average daily change in the average price of the Benchmark Futures Contracts was (0.029)%, while the average daily change in the per share NAV of UNL over the same time period was (0.027)%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first chart below shows the daily movement of UNL’s per share NAV versus the daily movement of the Benchmark Futures Contracts for the 30 valuation day period ended December 31, 2025, the last trading day in December. The second chart below shows the monthly total returns of UNL as compared to the monthly value of the Benchmark Futures Contracts for the five years ended December 31, 2025.

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

For the year ended December 31, 2025, the actual total return of UNL as measured by changes in its per share NAV was (9.61)%. This is based on an initial per share NAV of $8.12 as of December 31, 2024 and an ending per share NAV as of December 31, 2025 of $7.34. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $7.15 as of December 31, 2025, for a total return over the relevant time period of (12.00)%. The difference between the actual per share NAV total return of UNL of (9.61)% and the expected total return based on the Benchmark Futures Contract of (12.00)% was a difference over the time period of 2.39%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the year ended December 31, 2024, the actual total return of UNL as measured by changes in its per share NAV was (5.36)%. This was based on an initial per share NAV of $8.58 as of December 31, 2023 and an ending per share NAV as of December 31, 2024 of $8.12. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $7.74 as of December 31, 2024, for a total return over the relevant time period of (9.82)%. The difference between the actual per share NAV total return of UNL of (5.36)% and the expected total return based on the Benchmark Futures Contract of (9.82)% was a difference over the time period of 4.46%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

There are three factors that typically have impacted or are most likely to impact UNL’s ability to accurately track its Benchmark Futures Contracts in addition to the foregoing.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be higher or lower to the daily changes in the average of the prices of the Benchmark Futures Contracts. During the year ended December 31, 2025, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the average of the prices of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2025. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near term from historical lows. It is anticipated that fees and expenses paid by UNL may be lower than interest earned by UNL. As such, USCF anticipates that UNL could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average of the prices of the Benchmark Futures Contracts. During the year ended December 31, 2025, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between December 31, 2015 and December 31, 2025. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the year ended December 31, 2025, the average price of the Benchmark Natural Gas Futures Contracts traded in a range between $3.507 and $4.931. The average price of the Benchmark Oil Futures Contracts increased 2.789% from December 31, 2024 through December 31, 2025, finishing the year at $3.723.

The number of rigs dedicated to natural gas production rose from 103 at the start of the year to 127 by the end of the year. Natural Gas stored in the United States stood at 3.375 billion cubic feet as of December 31, 2025, slightly below levels at the same time last year. While both domestic demand and U.S. exports of natural gas have generally increased over the last five years, U.S. production has also continued to increase. However, a cold winter in the United States led to heavy draws on domestic natural gas inventories, comfortably lowering natural gas inventories below one-year ago and five-year average levels, boosting prices. The increasing demand for LNG and the spate of new export facilities (both open and under construction) may lift prices, as could potential new demand for natural gas to power AI data centers.

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

The Russia-Ukraine war caused dramatic changes in natural gas supply-demand dynamics in Europe. The Russian invasion led the European Union to reduce its dependance on Russian fossil fuels and seek alternative imports. Russia, in turn, slowed pipelines and cutoff supplies, reducing its natural gas supplied to Europe and then cutting off supply entirely at the start of 2025. While some Russian flows may return to Europe once the war ends, some structural market changes may be permanent.

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

For the ten-year time period between December 31, 2015 and December 31, 2025, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years

	Large		Global
	Cap US	US Gov’t	Equities
	Equities	Bonds	(FTSE			Unleaded
Correlation Matrix 10 Years	(S&P 500)	(BEUSG4 Index)	World Index)	Crude Oil	Heating Oil	Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.155	0.978	0.358	0.188	0.417	0.110
US Gov’t Bonds (BEUSG4 Index)		1.000	0.174	(0.253)	(0.381)	(0.173)	(0.123)
Global Equities (FTSE World Index)			1.000	0.389	0.215	0.446	0.057
Crude Oil				1.000	0.763	0.747	0.003
Heating Oil					1.000	0.619	0.050
Unleaded Gasoline						1.000	0.006
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year

	Large		Global
	Cap US	US Gov’t	Equities
	Equities	Bonds	(FTSE			Unleaded
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	World Index)	Crude Oil	Heating Oil	Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.019	0.975	0.209	0.412	(0.286)	(0.102)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.088	(0.457)	(0.114)	(0.196)	0.265
Global Equities (FTSE World Index)			1.000	0.053	0.295	(0.375)	(0.219)
Crude Oil				1.000	0.733	0.628	0.151
Heating Oil					1.000	0.434	0.201
Unleaded Gasoline						1.000	0.193
Natural Gas							1.000
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

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The comparison of the fiscal years ended December 31, 2024 and 2023 can be found in UNL’s annual report on Form 10-K for the fiscal year ended December 31, 2024 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the year ended December 31, 2025, UNL’s expenses did not exceed the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2025, UNL did not use other assets to pay expenses. To the extent income exceeds expenses, UNL’s NAV will be positively impacted.

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

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2025, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of December 31, 2025, UNL held cash deposits and short-term investments in the amount of $20,821,885 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2025, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

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

As of December 31, 2025, UNL’s portfolio consisted of 502 Natural Gas Futures NG contracts traded on the NYMEX. As of December 31, 2025, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.uscfinvestments.com. The end of day portfolio disclosed on UNL’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contracts, and/or Other Natural Gas-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNL, UNL’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the UNL website, UNL may make available portfolio holdings information to Authorized Participants that reflects UNL’s anticipated holdings.

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

United States 12 Month Natural Gas Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UNL’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2025, UNL’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States 12 Month Natural Gas Fund, LP

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the schedules of investments, of United States 12 Month Natural Gas Fund, LP (the “Fund”) as of December 31, 2025 and 2024, the related statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian and broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Fund’s auditor since 2023.

/s/ COHEN & COMPANY, LTD.

COHEN & COMPANY, LTD.

Philadelphia, Pennsylvania

March 4, 2026

United States 12 Month Natural Gas Fund, LP

Statements of Financial Condition

At December 31, 2025 and December 31, 2024

	December 31, 2025		December 31, 2024
Assets
Cash and cash equivalents (at cost $18,161,325 and $17,860,450, respectively) (Notes 2 and 5)	$18,161,325	(a)	$17,860,450	(a)
Equity in trading accounts:
Cash and cash equivalents (at cost $2,660,560 and $–, respectively)	2,660,560		—
Unrealized gain (loss) on open commodity futures contracts	(2,070,955)		1,115,220
Dividends receivable	25,402		41,994
Interest receivable	35,828		27,345
Prepaid insurance	2,971		534

Total Assets	$18,815,131		$19,045,543

Liabilities and Partners’ Capital
Payable due to Broker	$—		$230,776
General Partner management fees payable (Note 3)	10,467		9,657
Professional fees payable	90,662		131,309
Brokerage commissions payable	—		391
Directors’ fees payable	578		582
License fees payable	2,895		707

Total Liabilities	104,602		373,422

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—		—
Limited Partners	18,710,529		18,672,121
Total Partners’ Capital	18,710,529		18,672,121

Total Liabilities and Partners’ Capital	$18,815,131		$19,045,543

Limited Partners’ shares outstanding	2,550,000		2,300,000
Net asset value per share	$7.34		$8.12
Market value per share	$7.38		$8.17
(a)	A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Schedule of Investments

At December 31, 2025

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2026 contracts, expiring January 2026	$1,835,107	42	$(286,987)	(1.53)
NYMEX Natural Gas Futures NG March 2026 contracts, expiring February 2026	1,610,383	41	(327,083)	(1.75)
NYMEX Natural Gas Futures NG April 2026 contracts, expiring March 2026	1,561,923	41	(269,193)	(1.44)
NYMEX Natural Gas Futures NG May 2026 contracts, expiring April 2026	1,533,443	42	(176,843)	(0.94)
NYMEX Natural Gas Futures NG June 2026 contracts, expiring May 2026	1,663,192	42	(222,172)	(1.19)
NYMEX Natural Gas Futures NG July 2026 contracts, expiring June 2026	1,729,960	42	(188,140)	(1.01)
NYMEX Natural Gas Futures NG August 2026 contracts, expiring July 2026	1,755,677	42	(184,457)	(0.99)
NYMEX Natural Gas Futures NG September 2026 contracts, expiring August 2026	1,647,788	42	(87,488)	(0.47)
NYMEX Natural Gas Futures NG October 2026 contracts, expiring September 2026	1,672,394	42	(92,774)	(0.50)
NYMEX Natural Gas Futures NG November 2026 contracts, expiring October 2026	1,767,480	42	(90,840)	(0.49)
NYMEX Natural Gas Futures NG December 2026 contracts, expiring November 2026	2,017,308	42	(144,528)	(0.77)
NYMEX Natural Gas Futures NG January 2027 contracts, expiring December 2026	1,975,290	42	(450)	0.00	†
Total Open Futures Contracts*	$20,769,945	502	$(2,070,955)	(11.08)

			% of
	Shares/Principal	Market	Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 3.71%#	4,000,000	$4,000,000	21.38
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 3.69%#	4,000,000	4,000,000	21.38
Total United States Money Market Funds		$8,000,000	42.76

*Collateral amounted to $2,660,560 on open commodity futures contracts.

†Represents less than 0.005%.

#Reflects the 7-day yield at December 31, 2025.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Schedule of Investments

At December 31, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2025 contracts, expiring January 2025	$1,507,310	43	$54,880	0.29
NYMEX Natural Gas Futures NG March 2025 contracts, expiring February 2025	1,325,307	43	6,833	0.04
NYMEX Natural Gas Futures NG April 2025 contracts, expiring March 2025	1,226,637	42	62,763	0.34
NYMEX Natural Gas Futures NG May 2025 contracts, expiring April 2025	1,299,545	43	57,965	0.31
NYMEX Natural Gas Futures NG June 2025 contracts, expiring May 2025	1,353,278	43	80,772	0.43
NYMEX Natural Gas Futures NG July 2025 contracts, expiring June 2025	1,475,965	43	38,495	0.21
NYMEX Natural Gas Futures NG August 2025 contracts, expiring July 2025	1,416,560	43	114,240	0.61
NYMEX Natural Gas Futures NG September 2025 contracts, expiring August 2025	1,406,475	43	116,587	0.62
NYMEX Natural Gas Futures NG October 2025 contracts, expiring September 2025	1,404,005	43	152,165	0.82
NYMEX Natural Gas Futures NG November 2025 contracts, expiring October 2025	1,531,437	43	148,143	0.79
NYMEX Natural Gas Futures NG December 2025 contracts, expiring November 2025	1,695,166	43	181,354	0.97
NYMEX Natural Gas Futures NG January 2026 contracts, expiring December 2025	1,901,055	43	101,023	0.54
Total Open Futures Contracts	$17,542,741	515	$1,115,220	5.97

			% of
	Shares/Principal	Market	Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.43%#	11,000,000	$11,000,000	58.91
Total United States Money Market Funds		$11,000,000	58.91

#Reflects the 7-day yield at December 31, 2024.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Operations

For the years ended December 31, 2025, 2024 and 2023

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$1,855,894	$(7,409,144)	$(17,944,426)
Change in unrealized gain (loss) on open commodity futures contracts	(3,186,175)	5,565,625	3,969,335
Dividend income	334,568	557,193	723,226
Interest income	251,803	349,752	122,232
ETF transaction fees	8,050	11,200	6,650
Total Income (Loss)	$(735,860)	$(925,374)	$(13,122,983)

Expenses
General Partner management fees (Note 3)	$85,928	$117,177	$131,022
Professional fees	132,850	235,573	168,584
Brokerage commissions	4,465	8,179	5,945
Directors’ fees and insurance	7,144	9,867	17,277
License fees	5,232	4,286	2,620
Total Expenses	235,619	375,082	325,448
Expense waiver (Note 4)	—	(80,982)	(168,223)
Net Expenses	$235,619	$294,100	$157,225
Net Income (Loss)	$(971,479)	$(1,219,474)	$(13,280,208)
Net Income (Loss) per limited partner share	$(0.78)	$(0.46)	$(8.66)
Net Income (Loss) per weighted average limited partner share	$(0.58)	$(0.53)	$(8.61)
Weighted average limited partner shares outstanding	1,669,726	2,316,940	1,542,877

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Changes in Partners’ Capital

For the years ended December 31, 2025, 2024 and 2023

	Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Balances at beginning of year	$18,672,121	$16,295,950	$24,991,934
Addition of 1,450,000, 2,700,000 and 1,250,000 partnership shares, respectively	11,952,063	21,720,123	14,459,823
Redemption of (1,200,000), (2,300,000) and (800,000) partnership shares, respectively	(10,942,176)	(18,124,478)	(9,875,599)
Net income (loss)	(971,479)	(1,219,474)	(13,280,208)

Balances at end of year	$18,710,529	$18,672,121	$16,295,950

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Cash Flows

For the years ended December 31, 2025, 2024 and 2023

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$(971,479)	$(1,219,474)	$(13,280,208)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	3,186,175	(5,565,625)	(3,969,335)
(Increase) decrease in receivable from General Partner	—	168,223	(4,647)
(Increase) decrease in dividends receivable	16,592	11,949	40,062
(Increase) decrease in interest receivable	(8,483)	(9,290)	(10,229)
(Increase) decrease in prepaid insurance	(2,437)	1,587	(1,361)
(Increase) decrease in prepaid license fees	—	6,623	137
Increase (decrease) in payable due to Broker	(230,776)	230,776	—
Increase (decrease) in General Partner management fees payable	810	(1,245)	(9,169)
Increase (decrease) in professional fees payable	(40,647)	51,660	(15,096)
Increase (decrease) in brokerage commissions payable	(391)	—	—
Increase (decrease) in directors’ fees payable	(4)	(2,264)	—
Increase (decrease) in license fees payable	2,188	707	—
Net cash provided by (used in) operating activities	1,951,548	(6,326,373)	(17,249,846)

Cash Flows from Financing Activities:
Addition of partnership shares	11,952,063	21,720,123	14,459,823
Redemption of partnership shares	(10,942,176)	(18,124,478)	(9,875,599)
Net cash provided by (used in) financing activities	1,009,887	3,595,645	4,584,224

Net Increase (Decrease) in Cash and Cash Equivalents	2,961,435	(2,730,728)	(12,665,622)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	17,860,450	20,591,178	33,256,800
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$20,821,885	$17,860,450	$20,591,178

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$18,161,325	$17,860,450	$14,477,947
Equity in Trading Accounts:
Cash and cash equivalents	2,660,560	—	6,113,231
Total Cash, Cash Equivalents and Equity in Trading Accounts	$20,821,885	$17,860,450	$20,591,178

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Financial Statements

For the years ended December 31, 2025, 2024 and 2023

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

As of December 31, 2025, UNL held 502 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

In November 2009, UNL initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. UNL has an unlimited number of shares registered and available for issuance. On April 26, 2022, the SEC declared effective the registration statement filed by UNL that registered an unlimited number of shares.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2021. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2025.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2025.

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

Recently Issued Accounting Pronouncement

UNL adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). UNL operates in one segment. The segment derives its revenues from investments made in accordance with the defined investment strategy of UNL, as prescribed in UNL’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”) of the general partner, USCF. The CODM monitors the operating results of the Fund as part of making decisions for allocating resources and evaluating performance.

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

Ongoing Registration Fee and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2025, 2024 and 2023, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2025 were a total of $7,144 for UNL and, in the aggregate for UNL and the Related Public Funds, $754,349. For the year ended December 31, 2024 these fees and expenses were $9,867 for UNL and, in the aggregate for UNL and the Related Public Funds, $916,574 For the year ended December 31, 2023, these fees and expenses were $17,277 for UNL and, in the aggregate for UNL and Related Public Funds, $1,210,000.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2025, 2024, and 2023, UNL incurred $5,232, $4,286, and $2,620, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNL’s audit expenses and tax accounting and reporting requirements are paid by UNL. These costs were $132,850 for the year ending December 31, 2025. For years ending December 31, 2024 and 2023, UNL’s investor reporting costs totaled $235,573 and $168,584, respectively. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fee Waivers

In addition to the fees described above, UNL pays all brokerage fees and other expenses in connection with the operation of UNL, excluding costs and expenses paid by USCF as outlined in Note 4 - Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceeded 0.15% (15 basis points) of UNL’s NAV, on an annualized basis. USCF had no obligation to continue such payments into subsequent periods and such waiver was terminated on April 30, 2024. For the years ended December 31, 2025, 2024, and 2023 USCF waived $0, $80,982, and $168,223 respectively, of UNL’s expenses. This voluntary expense waiver was in addition to those amounts USCF was contractually obligated to pay as described in Note 4 - Contracts and Agreements.

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

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Total commissions accrued to brokers	$4,465	$8,179	$5,945
Total commissions as annualized percentage of average total net assets	0.03%	0.05%	0.03%

The decrease in total commissions accrued to brokers for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due primarily to the number of natural gas futures contracts being held and traded.

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

Market volatility is attributable to things like the COVID-19 pandemic and related supply chain disruptions, war (such as the Russia-Ukraine war), political unrest, attacks or threats of attack by terrorists, conflicts in the Middle East, continuing disputes among natural gas-producing countries, the introduction of or changes in tariffs or trade barriers, and trade wars between nations. Events such as these, and others, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNL and the impact of which could limit UNL’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contracts. In such a circumstance, UNL could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Natural-Gas Related Investments.

All of the futures contracts held by UNL through December 31, 2025, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2025 and December 31, 2024, UNL held investments in money market funds in the amounts of $8,000,000 and $11,000,000, respectively. UNL also holds cash deposits with its custodian and FCMs. As of December 31, 2025 and December 31, 2024, UNL held cash deposits in the amounts of $12,821,885 and $6,860,450 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCMs cease operations.

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

For the years ended December 31, 2025 and 2024, the monthly average volume of open future contract notional value was $14,052,601 and $20,100,908, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2025, 2024 and 2023 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Per Share Operating Performance:
Net asset value, beginning of year	$8.12	$8.58	$17.24
Total income (loss)	(0.64)	(0.33)	(8.56)
Total expenses	(0.14)	(0.13)	(0.10)
Net increase (decrease) in net asset value	(0.78)	(0.46)	(8.66)
Net asset value, end of year	$7.34	$8.12	$8.58

Total Return	(9.61)%	(5.36)%	(50.23)%

Ratios to Average Net Assets
Total income (loss)	(5.14)%	(5.11)%	(75.12)%
Management fees	0.60%	0.65%	0.75%
Total expenses excluding management fees	1.05%	1.42%	1.11%
Expense waived	—%	(0.45)%	(0.96)%
Net expense excluding management fees	1.05%	0.97%	0.15%
Net income (loss)	(6.78)%	(6.73)%	(76.02)%

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

NOTE 7 — QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2025 and 2024.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2025	2025	2025	2025
Total Income (Loss)	$4,243,946	$(2,331,808)	$(1,283,968)	$(1,364,030)
Total Expenses	59,072	51,586	64,465	60,496
Net Income (Loss)	$4,184,874	$(2,383,394)	$(1,348,433)	$(1,424,526)
Net Income (Loss) per Share	$2.14	$(1.53)	$(0.99)	$(0.40)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2024	2024	2024	2024
Total Income (Loss)	$(2,240,246)	$1,256,939	$(494,126)	$552,059
Total Expenses	99,756	93,166	106,782	75,378
Expense Waivers	(61,732)	(14,478)	(4,772)	—
Net Expense	38,024	78,688	102,010	75,378
Net Income (Loss)	$(2,278,270)	$1,178,251	$(596,136)	$476,681
Net Income (Loss) per Share	$(0.81)	$0.51	$(0.36)	$0.20

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

The following table summarizes the valuation of UNL’s securities at December 31, 2025 using the fair value hierarchy:

At December 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$8,000,000	$8,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,070,955)	(2,070,955)	—	—

The following table summarizes the valuation of UNL’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$11,000,000	$11,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,115,220	1,115,220	—	—

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	December 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2025	2024
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$(2,070,955)	$1,115,220

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31,		December 31,		December 31,
		2025		2024		2023
			Change in		Change in		Change in
Derivatives			Unrealized	Realized	Unrealized	Realized	Unrealized
not	Location of	Realized	Gain	Gain	Gain	Gain	Gain
Accounted	Gain (Loss) on	Gain (Loss) on	(Loss) on	(Loss) in	(Loss) on	(Loss) in	(Loss) on
for as	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives
Hedging	Recognized	Recognized	Recognized	Recognized	Recognized	Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income	in Income	in Income	in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$1,855,894		$(7,409,144)		$(17,944,426)

	Change in unrealized gain (loss) on open commodity futures contracts		$(3,186,175)		$5,565,625		$3,969,335

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

Item 9B. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended December 31, 2025.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UNL has no executive officers. Pursuant to the terms of the LP Agreement, UNL’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
John P. Love	54	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	62	Chief Financial Officer, Secretary and Treasurer
Andrew F Ngim	65	Chief Operating Officer and Portfolio Manager
Kathryn D. Rooney	53	Management Director, Chief Marketing Officer
Daphne G. Frydman	51	Director of Compliance
Ray W. Allen	69	Portfolio Manager
Kevin A. Baum	55	Chief Investment Officer
Gordon L. Ellis	79	Independent Director
Malcolm R. Fobes III	61	Independent Director
Peter M. Robinson	68	Independent Director

Ray W. Allen, 69, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (5) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 55, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also has served as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, and a swap associated person since November 2020. He also is an associated person of USCF Advisers as of February 2017, and, as of June 2021, a principal and swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 and FINRA Series 7 registrations.

Stuart P. Crumbaugh, 62, Management Director of USCF since April 2023 and Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of USCF ETF Trust since May 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Also, Mr. Crumbaugh served as the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc. (formerly Wainwright Holdings, Inc.) (“USCF Investments”) from December 2017 to January 2024 and as a management director on the board of directors of Marygold from April 2023 to January 2024. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant - Michigan (inactive).

Daphne G. Frydman, 51, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is listed as a principal of USCF as of June 1, 2022. Ms. Frydman earned her J.D. from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

John P. Love, 54, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love also served as a portfolio manager of USCF from April 2006 until April 2015. Mr. Love has served on the Board of Managers of USCF Advisers since November 2016 and as its President since June 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as the President and Chief Executive Officer of the USCF ETF Trust since December 2015. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 2005 to April 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person and, swap associated person of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 65, co-founded USCF in 2005 and has served as the Chief Operating Officer of USCF since August 2016. He also served as a Management Director of USCF from May 2005 to April 2023. Mr. Ngim serves as the portfolio manager for USCI and CPER since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and serves as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, from May 2018 to present, (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present, (3) the USCF Energy Commodity Strategy Absolute Return Fund from May 2023 to present, (4) the USCF Sustainable Commodity Strategy Fund from August 9, 2023 to present, and (5) the USCF Oil Plus Bitcoin Strategy Fund from December 9, 2025 to present. Mr. Ngim served as a Management Trustee of the USCF ETF Trust from August 2014 to August 2023. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Kathryn D. Rooney, 53, Management Director of USCF since April 2023 and Chief Marketing Officer of USCF since January 2016. Ms. Rooney also serves as a director of USCF Advisers since March 10, 2024 and was listed as a principal of USCF Advisers effective March 28, 2025. She also served as a member of the Board of Directors of The Marygold Companies, which is the parent of USCF Investments, Inc., from January 2017 to April 2023. USCF Investments, Inc. is the sole member of USCF. Previously, Ms. Rooney was the National Sales Director at USCF from January 2007 to December 2015. Ms. Rooney was the Director of Business Development at the Ameristock Corporation, a California-based registered investment adviser, from September 2003 to January 2007. Prior to joining the Ameristock Corporation, she was Regional Sales Director at Accessor Capital Management, a registered investment adviser that was based in Seattle, Washington, from October 2002 to August 2003, National Sales Director at ALPS Mutual Fund Services, Inc., a boutique investment services company offering outsourced back office operations and distribution services to mutual fund managers, from June 1999 to October 2002, and Trust Officer at Fifth Third Bancorp, an American bank holding company headquartered in Ohio, from June 1994 to May 1999. Additionally, Ms. Rooney has been registered as an associated person of USCF since August 2015 and from December 2005 to April 2009 and is listed as a principal of USCF effective as of April 2023. Additionally, effective as of February 2017, she is an associated person of USCF Advisers, LLC, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Rooney graduated from Wellesley College with a B.A. in economics and psychology in June 1994.

Gordon L. Ellis, 79, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an M.B.A. in international finance.

Malcolm R. Fobes III, 61, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 68, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an M.B.A. from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, and USCF Investments, Inc., formerly Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Andrew F Ngim, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, and Kevin A. Baum. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in UNL. Ray W. Allen makes trading and investment decisions for UNL. Ray W. Allen, Darius Coby, Seth Lancaster and Zach Sanchez execute trades on behalf of UNL. In addition, John P. Love, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, and Maya Lowry are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

UNL does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UNL and other entities controlled by USCF. UNL does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UNL pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% of average daily total net assets. For 2025, UNL accrued aggregate management fees of $85,928. Effective May 1, 2024, the management fee that UNL is contractually obligated to pay USCF, which is based on UNL’s average daily total net assets and is paid monthly, was reduced from 0.75% per annum to 0.60% per annum. Simultaneously, the voluntary fee waiver, pursuant to which USCF paid certain expenses on a discretionary basis typically borne by UNL, where expenses exceed 0.15% (15 basis points) of UNL’s NAV, on an annualized basis, was terminated and no longer in effect as of May 1, 2024.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2025, by the directors of USCF. UNL’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2025 was $7,144.

Change in
Pension Value
	Fees				and
	Earned				Nonqualified
	or Paid			Non-Equity	Deferred
	in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
John P. Love	$—	NA	NA	NA	NA	$—	$—
Stuart P. Crumbaugh	$—	NA	NA	NA	NA	$—	$—
Robert L. Nguyen(2)	$—	NA	NA	NA	NA	$—	$—
Kathryn D. Rooney	$—	NA	NA	NA	NA	$—	$—
Independent Directors
Peter M. Robinson	$651	NA	NA	NA	NA	$—	$651
Gordon L. Ellis	$651	NA	NA	NA	NA	$—	$651
Malcolm R. Fobes III(1)	$781	NA	NA	NA	NA	$—	$781
(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.
(2)	Mr. Nguyen served as a director of USCF until May 31, 2025. This table reflects his compensation earned through that date.

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

Director Independence

In February 2025, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, UNL or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to UNL by its independent auditors for the last two fiscal years are as follows:

	2025	2024
Audit fees	$23,400	$22,500
Audit-related fees	—	—
Tax fees	17,500	17,000
All other fees	5,000	5,000
	$45,900	$44,500

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 76.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(6)	Third Amended and Restated Agreement of Limited Partnership.
3.3(8)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(14)	Description of Securities.
10.1(3)	Form of Authorized Participant Agreement.
10.2(4)	Marketing Agent Agreement.
10.3(5)	Amendment Agreement to the Marketing Agent Agreement.
10.4(2)	Second Amendment Agreement to the Marketing Agent Agreement.
10.4(3)	Third Amendment Agreement to the Marketing Agent Agreement.
10.5(7)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.6(9)	Form of Custody Agreement with The Bank of New York Mellon.
10.7(9)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.8(9)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon
10.9(10)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.10(11)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.11(12)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.12(13)	Form of Customer Agreement with Macquarie Futures USA LLC.
19.1(15)	Insider Trading Policies and Procedures.
23.1(16)	Consent of Independent Registered Public Accounting Firm.
31.1(16)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(16)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(16)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(16)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
97.1(14)	Dodd-Frank Compensation Recoupment Policy.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-144409) filed on July 6, 2007.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2012, filed on March 26, 2013.

(3)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-144409) filed on November 2, 2009.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-144409) filed on September 24, 2009.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 14, 2012.
(6)	Incorporated by reference to Registrant’s report on Form 8-K filed on December 15, 2017.
(7)	Incorporated by reference to Registrant’s report on Form 8-K filed on October 24, 2011.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2015, filed on March 24, 2016.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 9, 2020.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 8, 2024.
(15)	Incorporated by reference to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2024, filed on March 4, 2025.
(16)	Filed herewith.

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

Date: March 4, 2026

By:	/s/ Stuart P. Crumbaugh

Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 4, 2026

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Kathryn D. Rooney	Management Director	March 4, 2026
Kathryn D. Rooney

/s/ John P. Love	Management Director	March 4, 2026
John P. Love

/s/ Stuart P. Crumbaugh	Management Director	March 4, 2026
Stuart P. Crumbaugh

/s/ Peter M. Robinson	Independent Director	March 4, 2026
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 4, 2026
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 4, 2026
Malcolm R. Fobes III