Form 10-Q
period 2026-09-30
United States 12 Month Natural Gas Fund, LP
filed 2026-11-09
CIK 1405513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34535

United States 12 Month Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-0431733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 2,800,000 outstanding shares as of November 3, 2026.

United States 12 Month Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States 12 Month Natural Gas Fund, LP

Statements of Financial Condition

At September 30, 2026 (Unaudited) and December 31, 2025

	September 30, 2026	December 31, 2025
Assets
Short-term U.S. Treasury Obligations, at fair value (at cost $999,287 and $-, respectively)	$999,287	$—
Cash and cash equivalents (at cost $13,587,294 and $18,161,325, respectively) (Notes 2 and 5)	$13,587,294	$18,161,325	(a)
Equity in trading accounts:
Cash and cash equivalents (at cost $3,799,201 and $2,660,560, respectively)	3,799,201	2,660,560
Unrealized gain (loss) on open commodity futures contracts	(2,337,803)	(2,070,955)
Dividends receivable	40,544	25,402
Interest receivable	5,515	35,828
Prepaid insurance	1,864	2,971

Total Assets	$16,095,902	$18,815,131

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$8,406	$10,467
Professional fees payable	96,737	90,662
Directors’ fees payable	325	578
License fees payable	4,755	2,895

Total Liabilities	110,223	104,602

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	15,985,679	18,710,529
Total Partners’ Capital	15,985,679	18,710,529

Total Liabilities and Partners’ Capital	$16,095,902	$18,815,131

Limited Partners’ shares outstanding	2,800,000	2,550,000
Net asset value per share	$5.71	$7.34
Market value per share	$5.69	$7.38
(a)	A portfion of this amount is designated to meet daily Futures Commissions Merchants’ margin requirements.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Schedule of Investments (Unaudited)

At September 30, 2026

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG November 2026 contracts, expiring October 2026	$1,691,999	43	$(390,819)	(2.45)
NYMEX Natural Gas Futures NG December 2026 contracts, expiring November 2026	1,951,350	43	(502,249)	(3.14)
NYMEX Natural Gas Futures NG January 2027 contracts, expiring December 2026	1,986,319	43	(372,959)	(2.33)
NYMEX Natural Gas Futures NG February 2027 contracts, expiring January 2027	1,728,108	43	(254,068)	(1.59)
NYMEX Natural Gas Futures NG March 2027 contracts, expiring February 2027	1,478,381	43	(290,291)	(1.82)
NYMEX Natural Gas Futures NG April 2027 contracts, expiring March 2027	1,349,142	43	(203,622)	(1.27)
NYMEX Natural Gas Futures NG May 2027 contracts, expiring April 2027	1,249,491	43	(91,501)	(0.57)
NYMEX Natural Gas Futures NG June 2027 contracts, expiring May 2027	1,311,352	43	(84,992)	(0.53)
NYMEX Natural Gas Futures NG July 2027 contracts, expiring June 2027	1,411,492	43	(80,642)	(0.50)
NYMEX Natural Gas Futures NG August 2027 contracts, expiring July 2027	1,382,590	43	(19,060)	(0.12)
NYMEX Natural Gas Futures NG September 2027 contracts, expiring August 2027	1,382,290	43	(26,070)	(0.16)
NYMEX Natural Gas Futures NG October 2027 contracts, expiring September 2027	1,413,870	43	(21,530)	(0.14)
Total Open Futures Contracts	$18,336,384	516	$(2,337,803)	(14.62)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Short-term U.S. Treasury Obligations
United States Treasury Obligations
U.S. Treasury Bills:
3.85%, 10/08/2026	$1,000,000	$999,287	6.25
Total Short-Term U.S. Treasury Obligations (cost, $999,287)		999,287	6.25
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 3.82%#	9,875,000	9,875,000	61.78
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 3.81%#	3,450,000	3,450,000	21.58
Total United States Money Market Funds		13,325,000	83.36

*Collateral amounted to $3,799,201 on open commodity futures contracts.

#Reflects the 7-day yield at September 30, 2026.

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

United States 12 Month Natural Gas Fund, LP

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(1,253,188)	$(194,221)	$(3,637,072)	$2,119,553
Change in unrealized gain (loss) on open commodity futures contracts	(738,913)	(1,204,810)	(266,848)	(1,929,554)
Dividend income	125,959	78,338	326,245	258,899
Interest income	21,515	36,025	112,614	173,672
ETF transaction fees	350	700	4,200	5,600
Total Income (Loss)	$(1,844,277)	$(1,283,968)	$(3,460,861)	$628,170

Expenses
General Partner management fees (Note 3)	$24,681	$16,420	$74,435	$61,646
Professional fees	59,242	46,550	148,239	103,818
Brokerage commissions	971	639	3,718	2,918
Directors’ fees and insurance	2,994	447	9,098	2,116
License fees	617	409	1,861	4,625
Total Expenses	$88,505	$64,465	$237,351	$175,123
Net Income (Loss)	$(1,932,782)	$(1,348,433)	$(3,698,212)	$453,047
Net Income (Loss) per limited partner share	$(0.71)	$(0.99)	$(1.63)	$(0.38)
Net Income (Loss) per weighted average limited partner share	$(0.71)	$(0.99)	$(1.45)	$0.29
Weighted average limited partner shares outstanding	2,741,304	1,356,593	2,543,590	1,549,451

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balances at beginning of period	$17,335,926	$12,224,166	$18,710,529	$18,672,121
Addition of 100,000, 50,000, 1,000,000 and 250,000 partnership shares, respectively	582,535	431,864	6,521,065	2,262,129
Redemption of (–), (100,000), (750,000) and (1,200,000) partnership shares, respectively	—	(862,476)	(5,547,703)	(10,942,176)
Net income (loss)	(1,932,782)	(1,348,433)	(3,698,212)	453,047

Balances at end of period	$15,985,679	$10,445,121	$15,985,679	$10,445,121

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2026 and 2025

	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$(3,698,212)	$453,047
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchase of short-term U.S. Treasury Obligations	(995,826)	—
Net amortization and accretion on short-term U.S. treasury obligations	(3,461)	—
Change in unrealized (gain) loss on open commodity futures contracts	266,848	1,929,554
(Increase) decrease in dividends receivable	(15,142)	18,096
(Increase) decrease in interest receivable	30,313	15,923
(Increase) decrease in prepaid insurance	1,107	(6,917)
Increase (decrease) in payable due to Broker	—	(230,776)
Increase (decrease) in General Partner management fees payable	(2,061)	(4,181)
Increase (decrease) in professional fees payable	6,075	(54,667)
Increase (decrease) in directors’ fees payable	(253)	(156)
Increase (decrease) in license fees payable	1,860	1,581
Net cash provided by (used in) operating activities	(4,408,752)	2,121,504

Cash Flows from Financing Activities:
Addition of partnership shares	6,521,065	2,262,129
Redemption of partnership shares	(5,547,703)	(10,942,176)
Net cash provided by (used in) financing activities	973,362	(8,680,047)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,435,390)	(6,558,543)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	20,821,885	17,860,450
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$17,386,495	$11,301,907

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$13,587,294	$9,634,263
Equity in Trading Accounts:
Cash and cash equivalents	3,799,201	1,667,644
Total Cash, Cash Equivalents and Equity in Trading Accounts	$17,386,495	$11,301,907

See accompanying notes to financial statements.

United States 12 Month Natural Gas Fund, LP

Notes to Financial Statements (Unaudited)

For the period ended September 30, 2026

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

As of September 30, 2026, UNL held 516 Futures Contracts for natural gas traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures US.

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

In November 2009, UNL initially registered 30,000,000 shares on Form S‑1 with the U.S. Securities and Exchange Commission (“SEC”). On November 18, 2009, UNL listed its shares on the NYSE Arca under the ticker symbol “UNL”. On that day, UNL established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UNL also commenced investment operations on November 18, 2009, by purchasing Futures Contracts traded on the NYMEX based on natural gas. UNL has an unlimited number of shares registered and available for issuance. On April 26, 2022, the SEC declared effective the registration statement filed by UNL that registered an unlimited number of shares.

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

In accordance with U.S. GAAP, UNL is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNL files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNL is not subject to income tax return examinations by major taxing authorities for years before 2021. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNL recording a tax liability that reduces net assets. However, UNL’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNL recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2026.

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

The cost of investments sold is determined by the use of the specific identification method in calculating realized gains and losses on investments. Interest income, including amortization of premiums and accretion of discounts, is accrued when earned.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2026.

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

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less. U.S. Treasury Bills are classified separately as Short-Term Treasury Obligations.

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

Ongoing Registration Fees and Other Offering Expenses

UNL pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2026 and 2025, UNL did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNL is responsible for paying its portion of the directors’ and officers’ liability insurance for UNL and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNL and the Related Public Funds. UNL shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2026 are estimated to be a total of $12,000 for UNL and, in the aggregate for UNL and the Related Public Funds, $881,000.

Licensing Fees

As discussed in Note 4 below, UNL entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNL and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2026, and 2025, UNL incurred $1,861, and $4,625, respectively under this arrangement.

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

	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025
Total commissions accrued to brokers	$3,718	$2,918
Total commissions as annualized percentage of average total net assets	0.03%	0.03%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was due primarily to a higher number of natural gas futures contracts being held and traded.

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

All of the futures contracts held by UNL through September 30, 2026, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNL were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNL has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNL bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNL’s cash in money market funds and short-term U.S. treasury obligations that seek to maintain a stable per share NAV. UNL is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2026 and December 31, 2025, UNL held investments in money market funds in the amounts of $13,325,000 and $8,000,000, respectively. As of September 30, 2026 and December 31, 2025, UNL held investments in short-term U.S. treasury obligations in the amounts of $999,287 and $0, respectively. UNL also holds cash deposits with its custodian and FCMs. As of September 30, 2026 and December 31, 2025, UNL held cash deposits in the amounts of $4,061,495 and $12,821,885 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNL’s custodian and/or FCMs cease operations.

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

For the nine months ended September 30, 2026 and 2025, the monthly average volume of open future contract notional value were $18,682,616 and $12,720,094, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2026 and 2025 for the shareholders. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$6.42	$8.73	$7.34	$8.12
Total income (loss)	(0.68)	(0.94)	(1.54)	(0.27)
Total expenses	(0.03)	(0.05)	(0.09)	(0.11)
Net increase (decrease) in net asset value	(0.71)	(0.99)	(1.63)	(0.38)
Net asset value, end of period	$5.71	$7.74	$5.71	$7.74

Total Return	(11.06)%	(11.34)%	(22.21)%	(4.68)%

Ratios to Average Net Assets
Total income (loss)	(11.30)%	(11.82)%	(20.87)%	4.57%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	1.55%	1.75%	1.31%	1.10%
Net income (loss)	(11.84)%	(12.41)%	(22.30)%	3.30%

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

The following table summarizes the valuation of UNL’s securities at September 30, 2026 using the fair value hierarchy:

At September 30, 2026	Total	Level I	Level II	Level III
Short-Term Investments	$14,324,287	$13,325,000	$999,287	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,337,803)	(2,337,803)	—	—

The following table summarizes the valuation of UNL’s securities at December 31, 2025 using the fair value hierarchy:

At December 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$8,000,000	$8,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,070,955)	(2,070,955)	—	—

Effective January 1, 2009, UNL adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of
	Financial	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Condition Location	September 30, 2026	December 31, 2025
Futures - Commodity Contracts	Unrealized gain(loss) on open commodity futures contracts	$(2,337,803)	$(2,070,955)

The Effect of Derivative Instruments on the Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2026		September 30, 2025
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$(3,637,072)		$2,119,553

	Change in unrealized gain (loss) on open commodity futures contracts		$(266,848)		$(1,929,554)

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

Regulatory Disclosure

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are certain key regulatory requirements that are, or may be, relevant to UNL. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact UNL are discussed in “Item 1. Business” in the most recently filed 10-K.

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

The accountability levels for the Benchmark Futures Contracts and other Futures Contracts traded on U.S.-based futures exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability levels for investments for any one-month in the Benchmark Futures Contracts is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for investments in futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels position limits and monitoring authority for its futures contracts for natural gas contracts. If UNL and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor UNL’s and the Related Public Funds’ exposure and may ask for further information on UNL and the Related Public Funds’ activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNL and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNL and the Related Public Funds could be required to reduce their aggregate positions back to the accountability level. The foregoing accountability levels and position limits are subject to change. As of September 30, 2026, UNL held 516 Natural Gas Futures NG contracts traded on the NYMEX and did not hold any ICE Natural Gas Futures contracts. For the nine months ended September 30, 2026, UNL did not exceed accountability levels imposed by the NYMEX and ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and UNL did not reduce the number of Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNL will run up against such position limits because of UNL’s investment strategy. UNL’s investment strategy is to invest in 12 consecutive months of futures contracts on natural gas as traded on the NYMEX, comprised of the near month contract to expire and the contracts for the following 11 months. UNL “rolls” the near-month futures contracts in its portfolio when the near month futures contract is within two weeks of expiration. For the nine months ended September 30, 2026, UNL did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

Price Movements

Natural gas futures prices were volatile during the nine months ended September 30, 2026. The average price of the Benchmark Futures Contracts started the period at $3.723 per million British thermal units (“MMBtu”). The high of the period was on January 30, 2026 when the price of the Benchmark Futures Contracts reached $4.480 per MMBtu. The low of the period was on September 29, 2026 when the price dropped to $3.071 per MMBtu. The period ended with the Benchmark Futures Contracts at $3.101 per MMBtu, a decrease of approximately (16.71)% over the period. UNL’s per share NAV began the period at $7.34 and ended the period at $5.71 on September 30, 2026, a decrease of approximately (22.21)% over the period. The Benchmark Futures Contracts prices listed above began with the February 2026 to January 2027 contracts and ended with the November 2026 to October 2027 contracts. A decrease of approximately (16.71)% on the Benchmark Futures Contracts listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNL seeks to track, which are more fully described below in the section titled “Tracking UNL’s Benchmark.”

During the nine months ended September 30, 2026, the natural gas futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Natural Gas Market

Results of Operations. As of September 30, 2026, UNL had 2,800,000 shares outstanding. On April 26, 2022, the SEC declared effective the registration statement filed by UNL that registered an unlimited number of shares. As a result, UNL has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UNL than are outstanding due to the redemption of shares.

As of September 30, 2026, UNL had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets, Inc., JP Morgan Securities Inc., Jane Street Capital LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Americas LLC.

For the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$16,586,648	$13,737,510
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$438,859	$432,571
Annualized yield based on average daily total net assets	3.54%	4.21%
Management fee	$74,435	$61,646
Total fees and other expenses excluding management fees	$162,916	$113,477
Total commissions accrued to brokers	$3,718	$2,918
Total commissions as annualized percentage of average total net assets	0.03%	0.03%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was lower during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was due primarily to an increase in reporting costs and professional fees.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was due primarily to a higher number of  Futures Contracts being held and traded.

For the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

	Three months ended	Three months ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$16,319,990	$10,861,401
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$147,474	$114,363
Annualized yield based on average daily total net assets	3.59%	4.18%
Management fee	$24,681	$16,420
Total fees and other expenses excluding management fees	$63,824	$48,045
Total commissions accrued to brokers	$971	$639
Total commissions as annualized percentage of average total net assets	0.02%	0.02%

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

Average interest rates earned on short-term investments held by UNL, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. As a result, the amount of income earned by UNL as a percentage of average daily total net assets was lower during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was due primarily to a increase in reporting costs and professional fees.

The increase in total commissions accrued to brokers for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was due primarily to a higher number of Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2026, the average daily change in the average of the prices of the Benchmark Futures Contracts was (0.097)%, while the average daily change in the per share NAV of UNL over the same time period was (0.091)%. The average daily difference was 0.006% (or 0.6 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNL’s shares to the public on November 18, 2009 to September 30, 2026, the average daily change in the average price of the Benchmark Futures Contracts was (0.032)%, while the average daily change in the per share NAV of UNL over the same time period was (0.030)%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNL’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UNL’s NAV and the changes in the Benchmark Futures Contracts. The first chart below shows the daily movement of UNL’s per share NAV versus the daily movement of the Benchmark Futures Contracts for the 30 valuation day period ended September 30, 2026, the last trading day in September. The second chart below shows the monthly total returns of UNL as compared to the monthly value of the Benchmark Futures Contracts for the five years ended September 30, 2026.

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

For the nine months ended September 30, 2026, the actual total return of UNL as measured by changes in its per share NAV was (22.21)%. This is based on an initial per share NAV of $7.34 as of December 31, 2025 and an ending per share NAV as of September 30, 2026 of $5.71. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $5.64 as of September 30, 2026, for a total return over the relevant time period of (23.18)%. The difference between the actual per share NAV total return of UNL of (22.21)% and the expected total return based on the Benchmark Futures Contracts of (23.18)% was a difference over the time period of 0.97%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

By comparison, for the nine months ended September 30, 2025, the actual total return of UNL as measured by changes in its per share NAV was (4.68)%. This is based on an initial per share NAV of $8.12 as of December 31, 2024 and an ending per share NAV as of September 30, 2025 of $7.74. During this time period, UNL made no distributions to its shareholders. However, if UNL’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contracts, UNL would have had an estimated per share NAV of $7.60 as of September 30, 2025, for a total return over the relevant time period of (6.40)%. The difference between the actual per share NAV total return of UNL of (4.68)% and the expected total return based on the Benchmark Futures Contracts of (6.40)% was a difference over the time period of 1.72%, which is to say that UNL’s actual total return outperformed its benchmark by that percentage. UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contracts.

There are three factors that typically have impacted or are most likely to impact UNL’s ability to accurately track its Benchmark Futures Contracts in addition to the foregoing.

First, UNL may buy or sell its holdings in the then current Benchmark Futures Contracts at a price other than the closing settlement price of that contract on the day during which UNL executes the trade. In that case, UNL may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contracts, which could cause the changes in the daily per share NAV of UNL to either be higher or lower to the daily changes in the average of the prices of the Benchmark Futures Contracts. During the nine months ended September 30, 2026, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNL to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNL’s attempt to track the Benchmark Futures Contracts.

Second, UNL incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNL to track slightly lower or higher than daily changes in the average of the prices of the Benchmark Futures Contracts. At the same time, UNL earns dividend and interest income on its cash, cash equivalents and Treasuries. UNL is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2026. Interest payments, and any other income, were retained within the portfolio and added to UNL’s NAV. When this income exceeds the level of UNL’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNL will realize a net yield that will tend to cause daily changes in the per share NAV of UNL to track slightly higher than daily changes in the average of the prices of the Benchmark Futures Contracts. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contracts. USCF anticipates that interest rates may continue to stagnate over the near term from historical lows. It is anticipated that fees and expenses paid by UNL may be lower than interest earned by UNL. As such, USCF anticipates that UNL could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by UNL.

Third, UNL may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contracts total return movements. In that case, the error in tracking the Benchmark Futures Contracts could result in daily changes in the per share NAV of UNL that are either too high, or too low, relative to the daily changes in the average of the prices of the Benchmark Futures Contracts. During the nine months ended September 30, 2026, UNL did not hold any Other Natural Gas-Related Investments. If UNL increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, UNL may invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between September 30, 2016 and September 30, 2026. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the nine months ended September 30, 2026, the average price of the Benchmark Natural Gas Futures Contracts traded in a range between $3.071 and $4.480. The average price of the Benchmark Natural Gas Futures Contracts decreased (16.71)% from the end of 2025 through September 30, 2026, finishing the quarter at $3.101.

Natural Gas stored in the United States stood at 3,415 billion cubic feet as of September 30, 2026, about 4% lower than the same time last year. While both domestic demand and U.S. exports of natural gas have generally increased over the last five years, U.S. production has also continued to increase. The increasing demand for LNG and the spate of new export facilities (both open and under construction) may lift prices, as could potential new demand for natural gas to power AI data centers. However, any increased oil drilling in the United States, prompted by geopolitical conflict in the Middle East or other disruptions to global oil supply, would increase byproduct natural gas production and could lower prices.

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

For the ten-year time period between September 30, 2016 and September 30, 2026, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years
	Large Cap US	US Gov’t Bonds	Global Equities			Unleaded
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil	Heating Oil	Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.189	0.977	0.271	0.094	0.308	0.111
US Gov’t Bonds (BEUSG4 Index)		1.000	0.227	(0.271)	(0.398)	(0.177)	(0.148)
Global Equities (FTSE World Index)			1.000	0.280	0.099	0.313	0.053
Crude Oil				1.000	0.786	0.776	(0.030)
Heating Oil					1.000	0.674	0.031
Unleaded Gasoline						1.000	(0.036)
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year
	Large Cap US	US Gov’t Bonds	Global Equities			Unleaded
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil	Heating Oil	Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.268	0.961	(0.450)	(0.491)	(0.399)	0.242
US Gov’t Bonds (BEUSG4 Index)		1.000	0.423	(0.516)	(0.549)	(0.370)	(0.068)
Global Equities (FTSE World Index)			1.000	(0.544)	(0.588)	(0.499)	0.124
Crude Oil				1.000	0.934	0.892	(0.169)
Heating Oil					1.000	0.873	0.051
Unleaded Gasoline						1.000	(0.115)
Natural Gas							1.000
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

USCF has evaluated the nature and types of estimates that it makes in preparing UNL’s financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by UNL for its Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UNL estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. For U.S. Treasury Obligations the effective interest method is used to estimate interest income, including amortization of premiums and accretion of discounts, and accrued when earned. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

UNL currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNL has allocated substantially all of its net assets to trading in Natural Gas Interests. UNL invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNL’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNL’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNL’s investments in money market funds and Treasuries is paid to UNL. During the nine months ended September 30, 2026, UNL’s expenses did not exceed the income UNL earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2026, UNL did not use other assets to pay expenses. To the extent income exceeds expenses, UNL’s NAV will be positively impacted.

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

UNL’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNL from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2026, UNL did not purchase or liquidate any of its positions while daily limits were in effect; however, UNL cannot predict whether such an event may occur in the future.

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

As of September 30, 2026, UNL held cash deposits, cash equivalents and short-term investments in the amount of $18,385,782 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNL’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2026, UNL had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNL. While UNL’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNL’s financial position.

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

As of September 30, 2026, UNL’s portfolio consisted of 516 Natural Gas Futures NG contracts traded on the NYMEX. As of September 30, 2026, UNL did not hold any Futures Contracts traded on the ICE Futures. For a list of UNL’s current holdings, please see UNL’s website at www.uscfinvestments.com. The end of day portfolio disclosed on UNL’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contracts, and/or Other Natural Gas-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNL, UNL’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the UNL website, UNL may make available portfolio holdings information to Authorized Participants that reflects UNL’s anticipated holdings.

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

During the nine month reporting period ended September 30, 2026, UNL limited its OTC activities to EFRP transactions.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UNL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 4, 2026 (the “Form 10-K”):

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)

UNL does not purchase shares directly from its shareholders. In connection with transactions with Authorized Participants, the Fund did not redeem any baskets during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2026.

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

Date: November 6, 2026

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 6, 2026